Form 10QSB
period 1999-06-30
ADVANCED WIRELESS SYSTEMS INC
filed 1999-08-16
CIK 1088638

[TYPE]     10QSB
[TEST]
[DOCUMENT-COUNT]     2
[SROS]     NONE
[FILER]
[CIK]     0001088638
[CCC]     j*ruqu9n
[PERIOD]     06/30/1999
[TYPE]     10QSB
[TEXT]



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999     Commission File No. 0-26533


                      ADVANCED WIRELESS SYSTEMS, INC.

            Alabama                                63-1205304
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization                 Identification No.)

                               927 Sunset Drive
                              Irving, Texas 75061
                 (Address of principal executive offices)

                  Issuer's telephone number:     972-254-7604

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

              Securities registered to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No    X
   -----    ------

At June 30, 1999, there were a total of 4,559,263 shares of registrant's Common Stock outstanding.

PART I

Item 1.     Financial Statements

                       ADVANCED WIRELESS SYSTEMS, INC.
                         BALANCE SHEETS (UNAUDITED)

                                                    June 30,     December 31,
                                                      1999          1998
                                                   (Unaudited)    (Audited)
                                                   -----------   ------------
       ASSETS

Current assets
      Cash and cash equivalents                    $  374,598      $ 56,168
      Accounts receivable, net                          2,608         2,608
      Inventory                                        45,964        44,949
      Employee Advances                                   375           -
      Prepaid expenses                                 24,600        18,000
                                                   ----------      --------
Total current assets                                  448,145       121,725
                                                   ----------      --------
Fixed Assets, net of depreciation                      98,098       115,078
                                                   ----------      --------
Other assets
     Deposits                                             300        15,900
     License Acquisition Costs                        582,500       610,000
     Organization costs, net of amortization of
       $62,832 and $50,944, respectively                5,094        10,189
                                                   -----------     --------
Total Other Assets                                    587,894       636,089
                                                   -----------     --------
TOTAL ASSETS                                       $1,134,137      $872,892
                                                   -----------     --------
                                                   -----------     --------
               (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                           BALANCE SHEETS (UNAUDITED)

                                                    June 30,     December 31,
                                                      1999           1998
                                                   (Unaudited)    (Audited)
                                              ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities:
    Debtor certificates                              $  6,000      $  6,000
    Notes payable, related parties                    250,000       250,000
    Accrued payroll taxes                               6,629         5,231
    Accrued interest payable                           50,097        38,847
                                                    ---------      ---------

    Total Liabilities                                 312,726       300,078
                                                    ---------     ---------

Stockholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares
       authorized; 4,559,263 and 3,658,518 shares
       issued and outstanding at June 30, 1999 and
       1998, respectively                              45,593        38,320
    Additional paid in capital                      2,729,433     2,059,284
    Accumulated deficit                           (1,953,615)    (1,524,790)
                                                    ---------     ---------
       Total Stockholders' equity                    821,411        572,814
                                                    ---------     ---------
       Total Liabilities and Stockholders'
        Equity                                    $1,134,137       $872,892
                                                  ----------      ---------
                                                  ----------      ---------
                       (See Notes to Financial Statements)

                         ADVANCED WIRELESS SYSTEMS, INC.
                         STATEMENTS OF INCOME (UNAUDITED)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                -----------------------------------------
                                1999          1998      1999       1998
                                -----------------------------------------
REVENUES
    Service and other         $  20,284    $ 19,976   $ 42,490   $ 40,811
                              ---------    --------   --------   --------
COSTS AND EXPENSES
   Operating                     20,824      19,976     64,353     76,097
   General and administrative   219,665      31,267    325,424    165,243
   Depreciation and
     amortization                41,924      63,730     70,289    115,249
                               --------     -------    -------    -------
   Total costs and expenses     285,961     112,073    460,066    356,589
                               --------     -------    -------    -------
   Net loss from operations    (265,677)    (92,097)  (417,576)  (315,778)

OTHER INCOME (EXPENSE)

   Interest income                 -          2,800       -         2,800
   Interest expense              (5,625)     (6,285)   (11,250)   (10,223)
                               ---------    --------   --------   --------

   Total Other Income (Expense)  (5,265)     (3,485)   (11,250)    (7,423)
                               ---------    --------   --------   --------
    Net Loss                   (271,302)   (95,582)   (428,826)  (323,201)
                              ----------   ---------
                              ----------   ---------
Retained deficit, beginning
  of the period                                    (1,524,789)   (890,259)
Retained deficit, end
   of the period                                   ($1,953,615)($1,213,460)
                                                   -----------  -----------
                                                   -----------  -----------
Basic Loss Per Share                                 $    (.10) $     (.10)
                                                   ------------   ---------
                                                   ------------   ---------
Weighted Average Number of
 Shares Outstanding                                   4,323,136   3,192,518
                                                     -----------  ---------
                                                     -----------  ---------
               (See Notes to Financial Statements)

                         ADVANCED WIRELESS SYSTEMS, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                      1999              1998
                                                    ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $(428,826)      $(323.201)
    Adjustments to reconcile net loss to
     net cash from operating activities:
    Depreciation and amortization                     70,289         115,249
    Changes in operating assets and liabilities:
     Employee advances                                  (375)            -
     Prepaid expenses                                  9,000             -
     Inventory                                        (1,014)            -
     Postpetition liabilities                            -           (61,500)
     Accrued interest                                 11,250          19,423
     Accrued payroll taxes                             1,400          (1,573)
                                                     ---------      ----------
    Net Cash Used in Operating Activities           (338,276)       (251,602)
                                                     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment               (20,715)         (5,775)
                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes                       -            75,000
    Exercised stock warrants                         677,421              -
    Proceeds from sale of debtor certificates             -           185,850
    Decrease in pre-petition liabilities                  -          (138,320)
    Net Cash Provided by Financing Activities        677,421          122,530
                                                    ---------        ---------
Net Increase (Decrease) in Cash and
    Cash Equivalents                                 318,430         (134,847)

Cash and Cash Equivalents, Beginning of Period        56,168          247,686
                                                    ---------        ---------
Cash and Cash Equivalents, End of Period             $374,598        $112,839
                                                    ----------       ---------
                                                    ----------       ---------
                          (See Notes to Financial Statements)

                           ADVANCED WIRELESS SYSTEMS, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                      Common               Additional
                       Stock      Par       Paid-In     Accumulated
                       Shares    Value      Capital      Deficit      Total
                     ---------   ------    -----------  -----------   -----

Balance,
 December 31, 1998   3,832,009   $38,320   $2,059,284   $(1,524,790) $572,814

Exercise of Class A
 Warrants for Common
 Stock                 199,331     1,994      147,505         -       149,499

Exercise of Class B
 Warrants for Common
 Stock                 527,923     5,279      522,644         -       527,923

Net Loss                   -         -            -        (428,826) (428,826)
                     ----------  --------   ----------  ------------ ---------
Balance,
 June 30, 1999       4,559,263   $45,593    $2,729,433   $(1,953,615) $821,410
                     ----------  --------   ----------  ------------- --------
                     ----------  --------   ----------  ------------- --------

                           ADVANCED WIRELESS SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
Nature of operations - Mobile Wireless, LLC (the "Debtor") was a Nevada
 limited   liability company formed on April 25, 1994, for purposes of
 acquiring and   operating certain FCC licenses in the Mobile, Alabama area.
 The majority   interest member of the LLC was a similarly named general
 partnership, Mobile Wireless Partners ("Partners") comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the "Company"). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock; 3,068,066 "B" Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. This treatment is consistent with requirements for exchanges between entities under common control. The financial statements of the Company have been retroactively restated to present the reorganization and license acquisition as if the Company had emerged from bankruptcy as of the earliest period presented.

Company activities - Advanced Wireless Systems, Inc. is an established provider of wireless television service in the Mobile, Alabama market, primarily serving rural and outlying areas where the delivery of traditional land-based cable television service is impractical. The Company recently acquired the technology to provide high speed Internet access through its existing broadcast frequencies and is beginning to develop a base of service for these users, as well as continuing to provide wireless television service to the existing market.

 In the first quarter of 1999, management made the decision to suspend new installations of wireless cable television service based on the current costs of these installations, which management believes exceed the anticipated subscriber revenues. This suspension will remain in effect until management can evaluate alternatives for performing the installations in a more cost effective manner.

Reorganization - On August 23, 1997, the Debtor filed a Petition with the
 United States Bankruptcy Court in the Northern District of Texas, for relief under Chapter 11 of the U.S. Bankruptcy Code, Case Number 397-37735-HCA-11. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-Possession. On October 18, 1997, the Bankruptcy Court further authorized the issuance and sales of up to $1,000,000 in Certificates of Indebtedness to raise new capital for the Company pursuant to Section 364(c) of the Code.
 On November 6, 1997, the Company filed a proposed Plan of Reorganization (the"Plan"). Under the Plan, a new corporation would be formed such that, upon confirmation of the Plan, all assets and liabilities of the Debtor would be assumed by the corporation, and all equity interests in the Debtor would be extinguished. The resulting reorganized debtor, Advanced Wireless Systems, Inc., would carry on the business activities of the Debtor. On January 8, 1998, the Bankruptcy Court confirmed the Company's Plan, which provided for the following:

Prepetition liabilities subject to compromise - These unsecured claimants may have portions of their claims rejected. Pursuant to the Plan, creditors with claims less that $1,000 will be paid in full by the Company following confirmation. Creditors with claims in excess of $1,000 will either be paid an amount agreed to by the parties in interest, or may elect to receive shares of the Company's common stock in lieu of payment. All liabilities within this category have been discharged as of December 31, 1998.

Postpetition liabilities - These amounts include professional fees, costs of administration, wage and tax claims, and certificate of indebtedness note holders. Claimants for professional fees and certificate holders may elect to receive shares of the Company's common stock in lieu of payment. All liabilities within this category have been discharged as of December 31, 1998.

Cash and cash equivalents - For purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and depreciation - Property and equipment are carried at cost and depreciated over their estimated useful lives, ranging from 5 to 15 years.Depreciation is calculated using the double-declining-balance method, which management feels more appropriately expires the asset's cost relative to the asset's revenue-generating ability. Maintenance and repair costs are charged to expense as incurred; major renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a 2.5 year period, the approximate average subscription term of a subscriber. The costs of subsequently disconnecting and reconnecting are charged to expense in the period incurred.

FCC licenses and other intangibles - Intangibles are capitalized and amortized on a straight-line basis. Organization costs are amortized over 5 years.
 FCC licenses are amortized over 15 years.

Revenue recognition - Revenues from wireless subscription services are recognized monthly upon billing. Initial hook-up revenue is recognized to the extent of direct selling cost incurred.

Common stock - The Company has authorized 50,000,000 shares of $.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

Warrants - Warrants were issued to purchase up to 3,360,575 shares of Common
 Stock of the company, pursuant to the Plan of Reorganization and in conjunction with the conversion of Debtor Certificates. The warrants issued by the Company include "A" and "B" warrants having an exercise price of $.75 and $1, respectively. All outstanding warrants had original expirations of May 31, 1999, but were subsequently extended until August 29, 1999.

Preferred stock - The Company has authorized 1,000,000 shares of $.001 par value redeemable preferred stock. Preferred stock carries preferences on liquidation which include accrued dividends, if any.

Income taxes - Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B - Inventory:
   Inventory at June 30, 1999 and 1998, consisted of the following:

                                                     1999            1998
                                                --------------    -----------
 Inventory held for resale                   $      24,195       $    30,875
 Installation materials                              21,769          27,432
                                                --------------    -----------

                                               $     45,964        $ 58,307
                                                --------------    -----------
                                                --------------    -----------

Note C - Fixed Assets:
Furniture and equipment at June 30, 1999 and 1998 are summarized as follows:

                                                      1999            1998
                                                 --------------   ------------
Cost:
   Machinery and equipment                      $    587,201    $     566,486
   Furniture and fixtures                             21,801           21,801
   Autos and trucks                                    5,325            5,325
   Subscriber premises equipment                      38,160           38,160
   Accumulated depreciation                         (554,389)        (479,457)
                                                 ---------------   -----------
                                                $     98,098          152,315
                                                ----------------   -----------
                                                ----------------   -----------
Note D - Operating leases:
The company leases office and warehouse space subject to a six year lease, expiring March 29, 2000. The lease provides for monthly lease payments of $2,800 and extends the option to renew the lease for three successive three-year terms. Upon execution of the lease, the Company delivered $33,600 to the lessor as deposit for the sixth year's base payment, or as security in the event of default. In late 1998, the Company negotiated with the Lessor to release the security deposit to the Lessor in exchange for reduced lease payments. Beginning January 1999, the lease payments are $1,300 per month for the remaining 15 months of the lease. Accordingly, the prepaid portion of the deposit has been reclassified to a prepaid asset.

The Company leases the site for its transmitter subject to a five-year lease expiring March 13, 2000. The lease provides for monthly payments of $1,000.

The Company leases four MMDS channels, referred to as the "E Block", subject to a five-year lease term expiring on May 9, 1999. The base provides for monthly lease payments of $2,000 and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years.

The Company leases four ITF channels, referred to as the "G Block", subject to an initial five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the right of refusal to negotiate a new lease agreement for the channels. Amounts paid by the Company to acquire the channel leases and license agreements have been capitalized and are being amortized over 15 years. The monthly lease payments are expensed.

Future minimum lease payments under the Company's operating leases are as follows:

          Remainder of 1999                       $     27,000
                       2000                             37,800
                       2001                             17,400
                       2002                             14,400
                       2003                             14,400
          Thereafter                                     3,600
                                                   ------------
                                                   $   135,700
                                                   ------------
                                                   ------------
Note E - Notes payable:
Notes payable consists of two notes from two individuals who are each officers and directors of the Company. The notes total $250,000 and are secured by liens on all license agreements, channel leases, contracts, accounts receivable, equipment leases, and all additions, replacements, machinery, parts and goods used by the Company in the operations of its business. The notes bear an interest rate at 9.0% APR and are payable upon demand. The balance sheet at June 30, 1999 and 1998, reflects accrued interest payable on these notes of $50,097 and $28,623, respectively.

Note F - Income taxes:
The Company has incurred a net operating loss for the period ended December
 31,1998. The net operating loss may be carried forward for a period not to exceed twenty years to offset future taxable income.

Note G - Debtor certificates:
As discussed in Note A, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated int he program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option, convert their debt at a conversion rate of one unit of equity for each $1 lent. A unit of equity consists of two shares of Common Stock and two Class "A" Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 "A" Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

As discussed in Note A, the Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MMDS licenses issued by the FCC and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the "H Block" for $225,000. This transaction was effective the date of confirmation. The Plan of Reorganization also provided that the Company would issue a Debtor Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code. The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of Common shares at a stated value of $1 each, and 3,068,066 Class "B" Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year. In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge, transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 Warrants for one year from the date of conversion. 126,000 shares of Common Stock held no such restriction. Further the shares and warrants to be issued could only be issued to the partners upon dissolution of the Partnership. The Partnership was dissolved on July 15, 1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners. The financial statements have been retroactively restated to reflect the acquisition of the licenses, issuance of Common Stock, and discharge of an intercompany loan as of the earliest period presented.

Note H - Stock option plan:
On December 11, 1997, the Company's Board of Directors approved an Incentive
 Stock Option Plan for employees, officers, and directors. The plan provides for the issuance of a maximum of 1,000,000 shares of the company's common stock, issuable at the discretion of the Board of Directors, as indicated in the Plan. As of December 31, 1998, no common stock had been issued under the Company's stock option plan.

Also on December 11, 1997, the Board of Directors authorized the issuance of 365,600 options to officers and directors of the Company, exercisable at $.25 per share for an option term of two years. At December 31, 1998, none of these options had been issued or exercised.

The Plan further reserved 350,000 shares of common stock to be granted in the future at an exercise price of $.25 per share.

Note I - Going concern:
The Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high speed internet access, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company stock will generate sufficient working capital to offset operating losses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this registration statement. This registration statement contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our business and development of the wireless cable TV and Internet access service business where we will focus our marketing efforts. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risk Factors". Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our inability to develop and implement new services such as wireless broadband access and high-speed Internet access; our inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; or our Company's failure to attract strategic partners; general business and economic conditions; inexperience of management in deploying a wireless broadband access business.

The information in this quarterly report should be read in conjunction with the detailed description of the Company contained in our Form 10-SB filed with the Securities and Exchange Commission on June 29, 1999.

On June 3, 1999, the U.S. District Court for the District of Oregon ruled that the City of Portland and Multnomah County could adopt "open access" ordinances, requiring AT&T Corp to allow ISPs who are unaffiliated with AT&T to connect their equipment directly to AT&T's cable modem platform, bypassing AT&T's own proprietary cable ISP. The court ruled that the city and county ordinances are not preempted by federal laws, including the FCC's regulation of cable television. The court's decision would allow local governments to mandate existing cable TV operators to permit unaffiliated, competing ISP's to use the cable lines to provide service to homes and businesses. Coaxial cable permits Internet access at much higher speeds than can be had over telephone lines including ISDN lines.

We expect that AT&T will appeal the Oregon court's decision. The decision raises major uncertainties for the future of wireless Internet access services like ours. For instance, open access to cable lines could greatly increase the competitiveness of ISP's in high speed access, because they could provide high speed access over existing cable lines without making the capital investment required for a cable system. In addition, the court's ruling may mean that state and local governments have authority impose a variety of additional regulations on the Internet. We are uncertain how the Oregon decision may affect our business. If the decision is allowed to stand, it may adversely affect our business in many unforeseen ways, including greatly increasing high speed Internet competition or by permitting additional local regulations that restrict our business or raise our cost of doing business.


Results of operations for the six months ended June 30, 1999, compared to six months ended June 30, 1998

We began operations as the Company on January 8, 1998, upon confirmation of the Plan of Reorganization for our predecessor, Mobile Limited Liability Company. For the past year and a half since the reorganization, we have tried to redirect our business away from wireless cable television and toward high-speed wireless Internet access.

As we had expected, we continued to sustain operating losses in the second quarter and throughout the first six months of 1999. Our net operating loss for the first half of 1999 was $417,576, a $101,798 (32%) increase from a $315,778 loss for the first half of 1998. The increased loss resulted mainly from a $107,770 (34%) increase in operating expenses, to $427,837 in the first half of 1999, compared to $320,067 for the first half of 1998. Our operating expenses increased due to capital investments in new hardware and software products for subscribers to our Internet service.

Our income for the first half of 1999 reflects our redirection toward Internet services. Internet access service fees produced $17,578 in revenues in the first half of 1999 compared to no revenues in the first half of 1998.
Wireless cable fees decreased to $25,503 in the first half of 1999 compared to $41,472 in the first half of 1998, a $16,069 (39%) decrease. We expect that wireless cable fees will continue to decline as we phase out this business.

The costs of goods sold also decreased as we phased out of the wireless cable business, mainly because of reduced channel fees. The cost of goods sold were $32,229 in the first half of 1999, a decrease of $4,293 (12%) from first half 1998 cost of goods sold of $36,522. With our beginning Internet service in the first half of 1999, revenue exceeded the cost of goods sold by $10,261, compared to revenue in excess of cost of goods sold of $4,289 in the first half of 1998. Revenues remain very small in relation to total operating expenses.

Interest expense increased by $1,027 (10%) in the first half of 1999 over 1998, because we accrued interest on the entire amount owed ($250,000) for all six months in 1999 but only for part of the same period in 1998. The interest charges are, for the present, being accrued and not repaid. In March and May, 1999, the loans on which this interest accrued became due and payable in full. These loans were made to us by two of our directors during 1997 and 1998 to fund our continued operations. The lenders have neither demanded repayment nor declared a default in the loans, but they also have not waived their rights to do so. The loans are secured by nearly all of our assets, including our wireless frequency licenses. If we are unable to renegotiate or settle these debts, the lenders could demand repayment of the loans and foreclose on our property, in which case we would be unable to continue operations.

CAPITAL RESOURCES AND LIQUIDITY:
As discussed in Note H to our financial statements dated June 30, 1999 and 1998, our ability to continue as a going concern depends, in part, on our ability to develop new markets for our MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of our stock. We cannot be sure that we will successfully develop new markets for its services, or that sales of our stock will generate sufficient working capital to offset operating losses.

Operating Activities.

In the first six months of 1999, cash used in operating activities was $338,276, compared to $251,602 in the first six months of 1998. This reflects our continuing losses from operations. Depreciation in the first six months of 1999 decreased 53% to $37,695, compared to $80,956 in 1998, because the useful life of certain equipment expired in 1998 and our depreciable asset base decreased accordingly.

Investing Activities.

In the first half of 1999, we used invested $20,715 in equipment purchases associated with building our Internet service in Mobile, Alabama, compared to $5,775 in the first half of 1998.

Financing Activities.

In the first half of 1999, we raised $677,421 from the exercise of warrants to purchase common stock. The warrants had been issued as part of the Mobile LLC Plan in early 1998. No funds were raised from exercise of warrants in the first half of 1998, but we raised $417,836 from similar warrant exercises in the second half of 1998. See, Part II, Item 2, Changes in Securities. These funds were used to meet operating expenses. We engaged in no other financing activities in the first half of 1999.

PART II

Item 2.  Changes in Securities

     During the three months ended June 30, 1999, the Company issued 498,498 shares of common stock to approximately 246 shareholders pursuant to the exercise of warrants. The Company received total consideration of $464,098 upon exercise of the warrants. These warrants were originally issued in 1998 pursuant to the confirmed Plan of Reorganization of Mobile L.L.C., the Company's predecessor. Both the warrants and the stock issued pursuant to their exercise were issued under an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 Plan of Reorganization and Disclosure Statement, In Re: Mobile Limited Liability Company d/b/a Mobile Wireless TV, Debtor, Case
        No. 397-37735-HCA-11, In Proceedings Under Chapter 11, U.S. Bankruptcy Court, Northern District of Texas, Dallas Division (November 6, 1997), incorporated by reference to Exhibit 2.1 of the Company's Form 10-SB Registration Statement.

3.1 Articles of Incorporation of Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB Registration Statement.

3.2 Bylaws of Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB Registration Statement.

27.1    Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 1998.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Advanced Wireless Systems, Inc.

Date:   August 13, 1999
        ---------------                       -------------------------------
                                                     /s/ Monte Julius
                                                  Monte Julius, President