Form 10QSB/A
period 1999-06-30
ADVANCED WIRELESS SYSTEMS INC
filed 1999-09-22
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1
                               to Form 10-QSB

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

PART I

Item 1.   Financial Statements

                       ADVANCED WIRELESS SYSTEMS, INC.
                          BALANCE SHEETS (UNAUDITED)
                                              June 30,       December 31,
                                                1999            1998
                                             (Unaudited)      (Audited)
                                           -------------    -------------
ASSETS

Current assets
 Cash and cash equivalents                 $    374,598     $     56,168
 Accounts receivable, net                         2,608            2,608
 Inventory                                       45,964           44,949
   Employee Advances                                375             -
   Prepaid expenses                              24,600           18,000
                                             ----------     -------------
Total current assets                            448,145          121,725
                                             ----------     -------------
Fixed Assets, net of depreciation                98,098          115,078
                                             ----------     -------------
Other assets
 Deposits                                           300          15,900
 License Acquisition Costs, net                 204,842         256,962
 Organization costs, net of
 amortization of$62,832 and $50,944,
 respectively                                     5,094          10,189
                                             ----------     -------------
Total Other Assets                              210,236          83,051


TOTAL ASSETS                                   $756,479        $519,854
                                             ----------     -------------
                                             ----------     -------------
               (See Notes to Financial Statements)

                     ADVANCED WIRELESS SYSTEMS, INC.
                       BALANCE SHEETS (UNAUDITED)

                                               June 30,      December 31,
                                                 1999            1998
                                             (Unaudited)      (Audited)
                                      ----------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Current Liabilities:
  Debtor certificates                        $      6,000    $       6,000
  Notes payable, related parties               250,000          250,000
  Accrued payroll taxes                          6,629            5,231
  Accrued interest payable                      50,097           38,847
                                   --------------------  -------------------
Total Liabilities                              312,726          300,078
                                    -------------------- --------------------

Stockholders' Equity:
 Common stock, $.01 par value, 50,000,000
 shares authorized; 4,559,263 and 3,658,518
  shares issued and outstanding at June 30,
  1999 and 1998, respectively                     45,593           38,320
 Additional paid in capital                    2,729,433        2,059,284
 Accumulated deficit                          (2,331,273)      (1,877,828)
                                     --------------------   ----------------
Total Stockholders' equity                       443,753          219,776
                                     --------------------   ----------------
Total Liabilities and Stockholders'
 Equity                                       $  756,479     $    519,854
                                     --------------------   ----------------
                                     --------------------   ----------------
                       (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                          Three Months Ended            Six Months Ended
                               June 30,                     June 30,
 ---------------------------------------------------------------------------
                            1999       1998             1999        1998
 --------------------------------------------------------------------
REVENUES
 Service and other     $   20,284   $ 19,976      $    42,490     $ 40,811
                      -----------  -----------    -----------   -----------
COSTS AND EXPENSES
 Operating                 24,372     17,076           64,353       76,097
 General and
  administrative          219,665     31,267          325,424      165,243
 Depreciation and
  amortization             54,234     75,166           94,908      138,120
                     -------------  ---------      --------------  ----------
Total costs and
  expenses                298,271    123,509          484,685      379,460
                   ---------------  ---------    --------------  ----------
Net loss from
 operations              (277,987)  (103,533)        (442,195)    (338,649)

OTHER INCOME (EXPENSE)
 Interest income             -         2,800             -           2,800
 Interest expense          (5,625)    (6,285)         (11,250)     (10,223)
                    -------------- ----------   ---------------  ----------
 Total Other Income
 (Expense)                 (5,265)    (3,485)         (11,250)      (7,423)
                   --------------- ----------   --------------- -----------
  Net Loss               (283,612)  (107,018)        (453,445)   (346,072)
                   --------------------------   ---------------------------
                   --------------------------   ---------------------------

Accumulated deficit, beginning
  of the period                   (1,877,828)                   (1,194,057)

Accumulated deficit, end
  of the period                  ($2,331,273)                ($1,540,129)
                                 -------------              ---------------

Basic Loss Per Share              $     (.11)              $        (.11)
                                 -------------              ---------------
                                 -------------              ---------------

Weighted Average Number
  of Shares Outstanding            4,323,136                   3,192,518
                                 -------------             ----------------
                       (See Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
                                       --------------------------------------
                                             1999                  1998
                                    --------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $  (453,445)         $      (346,072)
  Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization            94,908                  138,120
   Changes in operating assets
   and liabilities:
     Employee advances                        (375)                     -
     Prepaid expenses                        9,000                      -
     Inventory                              (1,014)                     -
     Postpetition liabilities                  -                    (61,500)
     Accrued interest                       11,250                   19,423
     Accrued payroll taxes                   1,400                   (1,573)
                                  --------------------   --------------------
Net Cash Used in Operating Activities     (338,276)                (251,602)
                                   -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment       (20,715)                  (5,775)
                                  --------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes             -                      75,000
  Exercised stock warrants                 677,421                      -
  Proceeds from sale of debtor certificates   -                     185,850
  Decrease in pre-petition liabilities        -                    (138,320)
                                 --------------------    --------------------
Net Cash Provided by Financing
 Activities                                677,421                  122,530
                                 --------------------    --------------------
Net Increase (Decrease) in Cash
 and Cash Equivalents                      318,430                 (134,847)
Cash and Cash Equivalents,
 Beginning of Period                        56,168                  247,686
                                 --------------------    --------------------
Cash and Cash Equivalents,
 End of Period                         $   374,598          $       112,839
                                 --------------------    --------------------
                                 --------------------    --------------------
                      (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                       Common               Additional
                       Stock     Par        Paid-in     Accumulated
                       Shares    Value      Capital     Deficit      Total
                       -------   -------    ----------  ------------ ------
Balance, 12/31/98     3,832,009 $ 38,320   $ 2,059,284 $ (1,877,828)$219,776

Exercise of Class A
 Warrants for Common
 Stock                  199,331    1,994       147,505        -      149,499

Exercise of Class B
 Warrants for Common
 Stock                  527,923    5,279       522,644        -      527,923

Net Loss                   -         -            -       ( 453,445)(453,445)
                        --------  -------   -----------  ----------- --------
Balance, 06/30/99     4,559,263   45,593     2,729,433   (2,331,273)(443,753)

                       ADVANCED WIRELESS SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
     Nature of operations - Mobile Wireless, LLC (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock; 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000.
This treatment is consistent with requirements for exchanges between entities under common control. The financial statements of the Company have been retroactively restated to present the reorganization and license acquisition as if the Company had emerged from bankruptcy as of the earliest period presented.

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

     Reorganization - On August 23, 1997, the Debtor filed a Petition with the United States Bankruptcy Court in the Northern District of Texas, for relief under Chapter 11 of the U.S. Bankruptcy Code, Case Number 397-37735-HCA-11. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-Possession. On October 18, 1997, the Bankruptcy Court further authorized the issuance and sales of up to $1,000,000 in Certificates of Indebtedness to raise new capital for the Company pursuant to Section 364(c) of the Code. On November 6, 1997, the Company filed a proposed Plan of Reorganization (the Plan). Under the Plan, a new corporation would be formed such that, upon confirmation of the Plan, all assets and liabilities of the Debtor would be assumed by the corporation, and all equity interests in the Debtor would be extinguished.
The resulting reorganized debtor, Advanced Wireless Systems, Inc., would carry on the business activities of the Debtor. On January 8, 1998, the Bankruptcy Court confirmed the Company's Plan, which provided for the following:

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

     Property and depreciation - Property and equipment are carried at cost and depreciated over their estimated useful lives, ranging from 5 to 15 years. Depreciation is calculated using the double-declining-balance method, which management feels more appropriately expires the asset's cost relative to the asset's revenue-generating ability. Maintenance and repair costs are charged to expense as incurred; major renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a 2.5 year period, the approximate average subscription term of a subscriber. The costs of subsequently disconnecting and reconnecting are charged to expense in the period incurred.

FCC licenses and other intangibles - Intangibles are capitalized and amortized on a straight-line basis. Organization costs are amortized over 5 years. FCC licenses are amortized over 5 years.

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


     Warrants - Warrants were issued to purchase up to 3,360,575 shares of Common Stock of the company, pursuant to the Plan of Reorganization and in conjunction with the conversion of Debtor Certificates. The warrants issued by the Company include A and B warrants having an exercise price of $.75 and $1, respectively. All outstanding warrants had original expirations of May 31, 1999, but were subsequently extended until August 29, 1999.

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

Note B - Inventory:

Inventory at June 30, 1999 and 1998, consisted of the following:

                                                1999            1998
                                      --------------       -----------

   Inventory held for resale          $       24,195        $    30,875
   Installation materials                     21,769            27,432
                                      ---------------      ------------

                                      $       45,964       $    58,307
                                      ---------------      ------------
                                      ---------------      ------------

Note C - Fixed Assets:
Furniture and equipment at June 30, 1999 and 1998 are summarized as follows:

                                              1999              1998
                                      ---------------      --------------
Cost:
   Machinery and equipment             $     587,201       $     566,486
   Furniture and fixtures                     21,801              21,801
   Autos and trucks                            5,325               5,325
   Subscriber premises equipment              38,160              38,160

      Accumulated depreciation              (554,389)           (479,457)
                                       ---------------       -------------
                                         $     98,098       $     152,315
                                       ---------------       -------------
                                       ---------------       -------------

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

The Company leases four MMDS channels, referred to as the E Block, subject to a five-year lease term expiring on May 9, 1999. The base provides for monthly lease payments of $2,000 and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years.

The Company leases four ITF channels, referred to as the G Block, subject to an initial five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the right of refusal to negotiate a new lease agreement for the channels. Amounts paid by the Company to acquire the channel leases and license agreements have been capitalized and are being amortized over 15 years. The monthly lease payments are expensed.

Future minimum lease payments under the Company's operating leases are as follows:
     Remainder of 1999     $     27,000
                  2000           37,800
                  2001           17,400
                  2002           14,400
                  2003           14,400
            Thereafter            3,600

                  Total    $    135,700

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


Note F - Income taxes:
The Company has incurred a net operating loss for the period ended December 31, 1998. The net operating loss may be carried forward for a period not to exceed twenty years to offset future taxable income.


Note G - Debtor certificates:
As discussed in Note A, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated in the program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option,convert their debt at a conversion rate of one unit of equity for each $1 lent. A unit of equity consists of two shares of Common Stock and two Class A Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 A Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

     As discussed in Note A, the Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MMDS licenses issued by the FCC and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the H Block for $225,000. This transaction was effective the date of confirmation. The Plan of Reorganization also provided that the Company would issue a Debtor
Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code. The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of
Common shares at a stated value of $1 each, and 3,068,066 Class B Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year. In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge, transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 Warrants for one year from the date of conversion. 126,000 shares of Common Stock held no such restriction. Further the shares and warrants to be issued could only be issued to the partners upon dissolution of the Partnership. The Partnership was dissolved on July 15, 1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners. The financial statements have been retroactively restated to reflect the acquisition of the licenses, issuance of Common Stock, and discharge of an intercompany loan as of the earliest period presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this registration statement.
This registration statement contains forward-looking statements. The words, anticipate, believe, expect, plan, intend, estimate, project,could, may, foresee, and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our business and development of the wireless cable TV and Internet access service business where we will focus our marketing efforts. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in Risk Factors. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

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

The information in this quarterly report should be read in conjunction with the detailed description of the Company contained in our Amendment No. 1 and Form 10-SB/A filed with the Securities and Exchange Commission on September 22, 1999.

On June 3, 1999, the U.S. District Court for the District of Oregon ruled that the City of Portland and Multnomah County could adopt open access ordinances, requiring AT&T Corp to allow ISPs who are unaffiliated with AT&T to connect their equipment directly to AT&T's cable modem platform, bypassing AT&T's own proprietary cable ISP. The court ruled that the city and county ordinances are not preempted by federal laws, including the FCC's regulation of cable television. The court's decision would allow local governments to mandate existing cable TV operators to permit unaffiliated, competing ISP's to use the cable lines to provide service to homes and businesses. Coaxial cable permits Internet access at much higher speeds than can be had over telephone lines including ISDN lines.

AT&T has appealed the Oregon court's decision, and on August 16, 1999, the FCC filed a friend of the court brief with the ninth circuit which also urged the court to overturn the district court decision. The decision raises major uncertainties for the future of wireless Internet access services like ours.

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

Recent Events

Debt Repayment

On July 1, 1999, we paid Oscar Hayes, one of our directors, $75,000 to repay the outstanding principal amount of a secured loan that Mr. Hayes made to us in 1997. We did not pay the accrued, unpaid interest on the debt to Mr. Hayes, and the accrued interest remains due and unpaid, secured by a lien on our FCC licenses, contracts, accounts receivable, equipment leases and other assets. Mr. Hayes has not demanded payment of the unpaid interest, but neither has he waived his right to demand payment or declare a default. We are negotiating with Mr. Hayes about the terms of our interest payment.

Acquisition of Dibbs Internet

On August 25, 1999, Advanced Wireless Systems, Inc. (the Company) purchased all of the assets of Dibbs Internet Services, Inc. (Dibbs), an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000. Dibbs provides Internet services to approximately 730 Internet customers in the Mobile metropolitan area via dial-in telephone line access. We will continue offering Dibbs customers the telephonic Internet service that they have now, and we will also offer them the opportunity to convert to use of our high speed wireless Internet service.

We acquired the Dibbs assets used in the operation of its Internet service, including its equipment, software, and the right to use the Dibbs trade name, for $225,000 cash, paid in full on August 25, 1999, to Dibbs and its sole shareholder and president, Diane Summers. We negotiated the purchase price with Ms. Summers, who is not affiliated with our Company, in arms-length negotiations. We used cash from our working capital reserves to pay the purchase price. We did not assume any liabilities of Dibbs in the transaction.

The assets purchased include the equipment necessary to service the Dibbs subscribers, including three computers, two network hubs, a Cisco 2500 router, software, a backup power supply and other network accessories. Dibbs services 730 subscribers, who use 56k, 64k or 128k ISDN telephone services and e-mail dial-up services. The Dibbs basic service begins at $19.95 per month. The subscriber base includes 58 domains and 47 commercial websites. In the first three months of 1999, Dibbs had average net income of $6,179 per month based on average revenues of $16,795 per month.

The asset purchase agreement includes a two year non-competition clause in which Dibbs and Ms. Summers agree not to compete with our Company in providing Internet services within a 75 mile radius of Mobile for two years. Ms. Summers also agreed to provide consulting services to us, to help us take over and operate the Dibbs business, for up to 60 days after the purchase, for $1,200 per week.

Impairment of Long-Lived Assets

In September 1999, the Company reconsidered and wrote down the value of its wireless frequency licenses by $303,797 during the 1997 fiscal year. The reasons for the write down include the decision in early 1998 to discontinue the wireless cable TV business and instead to develop a high speed Internet service, and to change the estimated useful lives of our license acquisition costs down from 15 years to 5 years. In early 1999, we had discontinued new installations of wireless cable TV service. The change in the way we use the licenses created an uncertainty over the future revenues from these services.

Results of operations for the six months ended June 30, 1999, compared to six months ended June 30, 1998.
During the first half of 1999, we discontinued new installations of our cable TV service because it appeared to be unprofitable, and focused on generation of new business from Internet access service, of both the land based (telephonic) and microwave kinds. For the six months ended June 30, 1999, we had a net loss from operations of $442,195, which was a $103,546 (31%) increase from our operating loss of $338,649 in the first six months of 1998. Our basic loss per share was $.11 in the first six months of 1999, the same basic loss per share as in the first six months of 1998.

In the first half of 1999, we increased revenues and decreased operating expenses. This was due to the cessation of new cable TV installations and improvements in operating efficiency. We hired a general manager and office manager who were much more qualified on the technical side of our business and who were able to improve our operating efficiency in offering Internet service. For the six months ended June 30, 1999, operating revenue increased $1,679 (4%) to $42,490, up from $40,811 for the same period in 1998. At the same time, operating expenses decreased by $11,744 (15%) to $64,353, down from $76,097 in the first half of 1998. We substantially decreased perating expenses by negotiating a reduction of $800 per month in our monthly lease rate for one of our channel leases (from $2,000 to $1,200 monthly).

Our new general manager and office manager, together with our president, we took several cost savings steps in late 1998 and early 1999. The monthly salaries of the new general manager and office manager were $1,666 less than the individuals they replaced. We renegotiated our building rent in Mobile from $2,800 monthly to $1,500 monthly. We returned some cellular telephones used in the field, saving $200 per month. We eliminated three telephone lines saving $180 per month. We eliminated outside contractors for installations and networking office personal computers and began doing that work with our own personnel, saving about $800 per month. We changed the carrier for PRI lines, saving $700 per month. These savings total about $4,840 monthly.

Our general and administrative expenses rose in the first half of 1999.
First half 1999 general and administrative expenses were $325,424, a $160,181 (97%) decrease from first half 1998 G & A expenses of $165,243. We attribute the increase mainly to increased salaries and professional fees in 1999 compared to 1998, particularly in the three months ended June 30, 1999, as we prepared our first annual audit since the bankruptcy and prepared this registration statement. Professional fees totaled only $10,475 in the three months ended June 30, 1998, but increased to $88,993 for the same period in 1999.

Depreciation and amortization expenses declined by $43,212 to $94,908 in the first half of 1999, a 31% drop from depreciation and amortization charges of $138,120 in the first half of 1998, primarily because some short-lived equipment became fully depreciated by the end of 1998. We depreciate substantially all of our capitalized assets using the straight-line method.


Interest expense increased by $1,027 (10%) in the first half of 1999 over 1998, due to increased borrowings from insiders. The interest charges are, for the present, being accrued and not repaid. In March and May, 1999, the loans on which this interest accrued became due and payable in full. These loans were made to us by two of our directors during 1997 and 1998 to fund our continued operations. The lenders have neither demanded repayment nor declared a default in the loans, but they also have not waived their rights to do so. The loans are secured by nearly all of our assets, including our wireless frequency licenses. If we are unable to renegotiate or settle these debts, the lenders could demand repayment of the loans and foreclose on our property, in which case we would be unable to continue operations.


CAPITAL RESOURCES AND LIQUIDITY:

As discussed in Note H to our financial statements dated June 30, 1999 and 1998,our ability to continue as a going concern depends, in part, on our ability to develop new markets for our MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of our stock. We cannot be sure that we will successfully develop new markets for its services, or that sales of our stock will generate sufficient working capital to offset operating losses.

Operating Activities

In the first six months of 1999, cash used in operating activities was $338,276, compared to $251,602 in the first six months of 1998. This reflects our continuing losses from operations. Depreciation in the first six months of 1999 decreased 31% to $98,908, compared to $138,120 in 1998, because the useful life of certain equipment expired in 1998 and our depreciable asset base decreased accordingly.

Investing Activities

In the first half of 1999, we used invested $20,715 in equipment purchases associated with building our Internet service in Mobile, Alabama, compared to $5,775 in the first half of 1998.

Financing Activities

In the first half of 1999, we raised $677,421 from the exercise of warrants to purchase common stock. The warrants had been issued as part of the Mobile LLC Plan in early 1998. No funds were raised from exercise of warrants in the first half of 1998, but we raised $417,836 from similar warrant exercises in the second half of 1998. See, Part II, Item 2, Changes in Securities. These funds were used to meet operating expenses. We engaged in no other financing activities in the first half of 1999. The remaining outstanding warrants had an expiration date of August 29, 1999, but on August 25, 1999, our board of directors extended the warrant expiration date for all remaining outstanding warrants to October 31, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 Plan of Reorganization and Disclosure Statement, In Re: Mobile Limited Liability Company d/b/a Mobile Wireless TV, Debtor, Case No. 397-37735-HCA-11, In Proceedings Under Chapter 11, U.S. Bankruptcy Court, Northern District of Texas, Dallas Division (November 6,
         1997), incorporated by reference to Exhibit 2.1 of the Company's Form 10-SB Registration Statement filed June 29, 1999.

2.2 Agreement to Purchase Assets between Advanced Wireless Systems, Inc.,and Dibbs Internet Services, Inc., incorporated by reference to Exhibit 2.1 of the Company's Form 8-K report dated August 25, 1999.

2.3 Bill of Sale from Dibbs Internet Services, Inc., to Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 2.2 of the Company's Form 8-K report dated August 25, 1999.

3.1 Articles of Incorporation of Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB Registration Statement filed June 29, 1999.

3.2 Bylaws of Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB Registration Statement filed June 29, 1999.

27.1     Financial Data Schedule

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the second quarter of 1998.

After the end of the second quarter, we filed a report on Form 8-K dated August 25, 1999, to report that we had purchased Dibbs Internet Services, Inc. (Dibbs), an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Advanced Wireless Systems, Inc.

Date:  September 22, 1999                      /s/ Monte Julius
                                              -------------------
                                            Monte Julius, President