Form 10QSB/A
period 1999-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 1999-12-15
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 Amendment No.  2
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

                                   Yes             No  X
                                       -----          -----

At June 30, 1999, there were a total of 4,559,263 shares of registrant's Common Stock outstanding.

PART I

Item 1.     Financial Statements

                        ADVANCED WIRELESS SYSTEMS, INC.
                          BALANCE SHEETS (UNAUDITED)

                                              June 30,      December 31,
                                               1999            1998
                                             Unaudited)       (Audited)
                                            --------------  -------------
     ASSETS

Current assets
   Cash and cash equivalents               $      374,598   $     56,168
   Accounts receivable, net                         2,608          2,608
   Inventory                                       45,964         44,949
   Employee Advances                                  375             -
   Prepaid expenses                                24,600         18,000
                                          ---------------  -------------
Total current assets                              448,145        121,725
                                           ---------------  -------------
Fixed Assets, net of depreciation                  98,098        115,078
                                           ---------------  -------------

Other assets
   Deposits                                           300         15,900
   License Acquisition Costs, net                 204,842        256,962
   Organization costs, net of amortization
    of $62,832 and $50,944, respectively               5,094         10,189
                                           ---------------  -------------
Total Other Assets                                210,236        283,051
                                           ---------------  -------------
  TOTAL ASSETS                             $      756,479   $    519,854
                                           ---------------  -------------
                                           ---------------  -------------
                     (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                          BALANCE SHEETS (UNAUDITED)

                                              June 30,      December 31,
                                               1999            1998
                                             (Unaudited)       (Audited)
                                           ---------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities:
    Debtor certificates                    $        6,000     $    6,000
    Notes payable, related parties                250,000        250,000
    Accrued payroll taxes                           6,629          5,231
    Accrued interest payable                       50,097         38,847
                                           ---------------  -------------
        Total Liabilities                         312,726        300,078
                                           ---------------  -------------

Stockholders' Equity:
   Common stock, $.01 par value,
   50,000,000 shares authorized;
   4,559,263 and 3,658,518 shares
   issued and outstanding at
   June 30, 1999 and 1998, respectively            45,593         38,320
   Additional paid in capital                   2,729,433      2,059,284
   Accumulated deficit                         (2,331,273)    (1,877,828)
                                           ---------------  -------------
Total Stockholders' equity                        443,753        219,776
                                           ---------------  -------------
     Total Liabilities and
     Stockholders' Equity                  $      756,479   $    519,854
                                           ---------------  -------------
                                           ---------------  -------------
               (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                       STATEMENTS OF INCOME (UNAUDITED)

                           Three Months Ended           Six Months Ended
                                June 30,                    June 30,
                           ------------------------------------------------
                               1999        1998         1999          1998
                           ------------------------------------------------
REVENUES
   Service and other        $  20,284   $   19,976   $   42,490   $  40,811
                           -----------  -----------  -----------  ----------
COSTS AND EXPENSES
   Operating                   24,372       17,076       64,353      76,097
   General and
    administrative            219,665       31,267      325,424     165,243
   Depreciation and
    amortization               54,234       75,166       94,908     138,120
                           -----------  -----------  -----------  ----------
   Total costs and
    expenses                  298,271      123,509      484,685     379,460
                           -----------  -----------  -----------  ----------
   Net loss from
    operations               (277,987)    (103,533)    (442,195)   (338,649)

OTHER INCOME (EXPENSE)
   Interest income                  -        2,800            -       2,800
   Interest expense            (5,625)      (6,285)     (11,250)    (10,223)
                           -----------  -----------  -----------  ----------
   Total Other Income
    (Expense)                  (5,625)      (3,485      (11,250)     (7,423)
                           -----------  -----------  ----------- ----------
   Net Loss                  (283,612)    (107,018)    (453,445)   (346,072)
                           -----------  -----------  -----------  ----------
                           -----------  -----------  -----------  ----------
Basic Loss Per Share       $     (.07)  $     (.03)  $     (.11)  $    (.11)
                           ------------ ------------ ------------ -----------
                           ------------ ------------ ------------ -----------
Weighted Average Number
 of Shares Outstanding       4,323,136    3,192,518    4,323,136   3,192,518
                           ------------ ------------ ------------ -----------
                     (See Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                       ------------------------------
                                           1999              1998
                                       -------------     ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net loss                            $  (453,445)      $  (346,072)
   Adjustments to reconcile
   net loss to net cash from
   operating activities:
     Depreciation and amortization          94,908           138,120
   Changes in operating assets
    and liabilities:
    Employee advances                         (375)                -
    Prepaid expenses                         9,000                 -
    Inventory                               (1,014)                -
    Postpetition liabilities                     -           (61,500)
    Accrued interest                        11,250            19,423
    Accrued payroll taxes                    1,400            (1,573)
                                       ------------      ------------
Net Cash Used in Operating
    Activities                            (338,276)         (251,602)
                                       ------------      ------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
   Purchase of property and
    equipment                              (20,715)           (5,775)
                                       ------------      ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
   Proceeds from issuance of notes               -            75,000
   Exercised stock warrants                677,421                 -
   Proceeds from sale of debtor
    certificates                                 -           185,850
   Decrease in pre-petition
    liabilities                                  -          (138,320)
                                       ------------      ------------

Net Cash Provided by Financing
   Activities                              677,421           122,530
                                       ------------      ------------

Net Increase (Decrease) in Cash
   and Cash Equivalents                    318,430          (134,847)

Cash and Cash Equivalents,
  Beginning of Period                       56,168           247,686
                                       ------------      ------------

Cash and Cash Equivalents,
  End of Period                        $   374,598       $   112,839
                                       ------------      ------------
                                       ------------      ------------
            (See Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                      Common              Additional
                      Stock      Par      Paid-in     Accumulated
                      Shares    Value     Capital     Deficit       Total
                    --------  --------   -----------  ------------  -------

Balance,
 December 31, 1998 3,832,009  $ 38,310   $2,059,284   $(1,877,828) $ 219,776

  Exercise of Class
  A Warrants for
  Common Stock       199,331     1,994      147,505             -    149,499
  Exercise of Class
  B Warrants for
  Common Stock       527,923     5,279      522,644             -    527,923

 Net Loss                  -         -            -      (453,445)  (453,445)
                   ---------  --------   ----------   ------------ ----------
Balance, June 30,
 1999              4,559,263  $ 45,593   $2,729,433   $(2,331,273) $ 443,753
                   ---------  --------   ----------   ------------ ----------
                   ---------  --------   ----------   ------------ ----------

                       ADVANCED WIRELESS SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
   Nature of operations - Mobile Limited Liability Company (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of
   1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066
   B Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000 which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of intercompany receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of net assets between entities under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest, and the legal reorganization and asset transfer have been presented at December 31, 1997, in order to produce comparative statements consistent with principles applicable to pooling accounting.
 The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

   Company activities - The Company is an established provider of wireless television service in the Mobile, Alabama market, primarily serving rural and outlying areas where the delivery of traditional land-based cable television service is impractical. The Company recently acquired the technology to provide high speed Internet access through its existing broadcast frequencies and is beginning to develop a base of service for these users, as well as continuing to provide wireless television service to the existing market.

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

   Prepetition liabilities subject to compromise - As discussed in Note I, these unsecured claimants may have portions of their claims rejected. Pursuant to the Plan, creditors with claims less than $1,000 will be paid in full by the Company following confirmation. Creditors with claims in excess of $1,000 will either be paid an amount agreed to by the parties in interest, or may elect to receive shares of the Company's common stock in lieu of payment. All liabilities within this category have been discharged as of December 31, 1998.

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

Inventory - Inventories consist of high speed modems held for resale and installation materials, including antennas, cabling, and various other hardware and parts. Inventory is stated at the lower of cost, (first in, first out) or market. Provision has been made for overstocked, slow moving, and obsolete inventory.

Property and depreciation - Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from 2.5 to 15 years.Maintenance and repair costs are charged to expense as incurred; major renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a 2.5 year period, the approximate average subscription term of a subscriber. The costs of subsequently disconnecting and reconnecting are charged to expense in the period incurred.

FCC licenses and other intangibles - Intangibles are capitalized and amortized on a straight-line basis. Organization costs are amortized over 5 years. FCC licenses are amortized over 5 years.

Revenue recognition - Revenues from wireless subscription services are recognized monthly upon billing. Initial hook-up revenue is recognized to the extent of direct selling cost incurred. To date, direct selling costs have exceeded installation revenues.

Common stock - The Company has authorized 50,000,000 shares of $.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

Warrants - Warrants to purchase up to 2,633,404 shares of Common stock of the Company, issued pursuant to the Plan of Reorganization and in conjunction with the conversion of Debtor Certificates, were outstanding at June 30, 1999. The warrants issued by the Company include A and B warrants having an exercise price of $.75 and $1, respectively. All outstanding warrants had original expirations of May 31, 1999, but were subsequently extended until January 14, 2000.

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

Note B - Inventory:
   Inventory consisted of the following:

                                      June 30,           December 31,
                                        1999                 1998
                                    (Unaudited)           (Audited)
                                 ------------------    -------------------
   Inventory held for resale     $      24,195         $     24,195
   Installation materials               21,769               20,754
                                 ------------------    -------------------
                                 $      45,964         $     44,949
                                 ------------------    -------------------
                                 ------------------    -------------------

Note C - Fixed Assets:
   Furniture and equipment are summarized as follows:

                                      June 30,            December 31,
                                        1999                 1998
                                    (Unaudited)            (Audited)
                                 ------------------    -------------------
Cost:
   Machinery and equipment       $     587,201         $    566,486
   Furniture and fixtures               21,801               21,801
   Autos and trucks                      5,325                5,325
   Subscriber premises equipment        38,160               47,700
   Accumulated depreciation           (554,389)            (526,234)
                                 ------------------    -------------------
                                 $      98,098         $    115,078
                                 ------------------    -------------------
                                 ------------------    -------------------

Note D - Operating leases:
The company leases office and warehouse space subject to a six year lease, expiring March 29, 2000. The lease provides for monthly lease payments of $2,800 and extends the option to renew the lease for three successive three-year terms. Upon execution of the lease, the Company delivered $33,600 to the lessor as deposit for the sixth year's base payment, or as security in the event of default. In late 1998, the Company negotiated with the Lessor to release the security deposit to the Lessor in exchange for reduced lease payments. Beginning January 1999, the lease payments are $1,300 per month for the remaining 15 months of the lease. Accordingly, the prepaid portion of the deposit has been reclassified to a prepaid asset at the balance sheet date, and will be amortized to expense over the next 12 months.

The Company leases the site for its transmitter subject to a five-year lease expiring March 13, 2000. The lease provides for monthly payments of $1,000.

The Company leases four Multipoint Distribution Service (MDS) programming channels, referred to as the E Block, subject to a five-year lease term expiring on May 9, 1999. The base provides for monthly lease payments of $2,000 and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years.

The Company leases four Instructional Television Fixed Service (ITF) programming channels, referred to as the G Block, subject to a five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has The right of refusal to negotiate a new lease agreement for the channels. Amounts paid by the Company to acquire the channel leases and license agreements have been capitalized and are being amortized over 15 years. The monthly lease payments are expensed. Future minimum lease payments under the Company's operating leases are as follows:

            Remainder of 1999            $   27,000
                         2000                37,800
                         2001                17,400
                         2002                14,400
                         2003                14,400
                   Thereafter                 3,600
                                         ----------
                                         $  114,600
                                         ----------
                                         ----------

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

Note F - Income taxes:
Under SFAS 109, deferred tax assets or liabilities are computed based on the temporary differences between financial statements and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.
   As discussed in Note A, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to
   Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated in the program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option, convert their debt at a conversion rate of one unit of equity for each $1 lent. A unit of equity consists of two shares of Common Stock and two Class A Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 A Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

As discussed in Note A, the Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MMDS licenses issued by the FCC and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the H Block for $225,000. This transaction was effective the date of confirmation. The Plan of Reorganization also provided that the Company would issue a Debtor Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code. The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of Common shares at a stated value of $1 each, and 3,068,066 Class B Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year. In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge,transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 Warrants for one year from the date of conversion. 126,000 shares of Common Stock held no such restriction. Further the shares and warrants to be issued could only be issued to the partners upon dissolution of the Partnership. The Partnership was dissolved on July 15,1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners.

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

Note I - Subsequent Events:
As of November 30, 1999, shareholders had exercised a total of 1,308,036
   Warrants issued pursuant to the Plan of Reorganization. The exercised warrants included 409,955 A Warrants, and 898,082 B Warrants for a total of $1,205,548.

During the third quarter of 1999, the Company entered into an agreement to purchase certain equipment, customer base, Internet domain registrations, and other assets of an Internet service provider. The total purchase price was $225,000. The price was allocated as follows: $45,250 for the equipment, $177,250 for the goodwill; and $2,500 for the two year non-compete agreement.

In the first quarter of 1999, management made the decision to suspend new installations ofwireless cable television service based on the current costs of these installations, which management believes exceed the anticipated subscriber revenues. This suspension will remain in effect until management can evaluate alternatives for performing the installations in a more cost effective manner.

Note J - Going concern:
The Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company stock will generate sufficient working capital to offset operating losses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this registration statement. This registration statement contains forward-looking statements. The words, anticipate, believe, expect, plan, intend, estimate, project, could, may, foresee, and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our business and development of the wireless cable TV and Internet access service business where we will focus our marketing efforts. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in Risk Factors. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

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

The information in this quarterly report should be read in conjunction with the detailed description of the Company contained in Amendment No. 2 to our Form 10-SB filed with the Securities and Exchange Commission on December 14, 1999.

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

Impairment of Long-Lived Assets

After considering the Company's history of operating losses and the uncertainty of a continuation of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company Determined that assets with a carrying value of $620,848 had been impaired at December 31, 1997, according to the provisions of SFAS No. 121, recorded a prior period adjustment and wrote down the carrying value of such assets by $303,797 as of December 31, 1997, to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings from alternative uses for these assets.

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

In the first half of 1999, we increased revenues and decreased operating expenses. This was due to the cessation of new cable TV installations and improvements in operating efficiency. We hired a general manager and office manager who were much more qualified on the technical side of our business and who were able to improve our operating efficiency in offering Internet service. For the six months ended June 30, 1999, operating revenue increased $1,679 (4%) to $42,490, up from $40,811 for the same period in 1998. At the same time, operating expenses decreased by $11,744 (15%) to $64,353, down from $76,097 in the first half of 1998.
   We substantially decreased operating expenses by negotiating a reduction of $800 per month in our monthly lease rate for one of our channel leases (from $2,000 to $1,200 monthly).

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

Investing Activities

In the first half of 1999, we invested $20,715 in equipment purchases associated with building our Internet service in Mobile, Alabama, compared to $5,775 in the first half of 1998.

Financing Activities

In the first half of 1999, we raised $677,421 from the exercise of warrants to purchase common stock. The warrants had been issued as part of the Mobile LLC Plan in early 1998. No funds were raised from exercise of warrants in the first half of 1998, but we raised $417,836 from similar warrant exercises in the second half of 1998. See, Part II, Item 2, Changes in Securities. These funds were used to meet operating expenses. We engaged in no other financing activities in the first half of 1999. The remaining outstanding warrants had an original expiration date of May 31, 1999, but our board of directors extended the warrant expiration date for all remaining outstanding warrants to January 14, 2000.

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

                                          Advanced Wireless Systems, Inc.


Date:
     --------------------                 ------------------------------------
                                          Monte Julius, President