Form 10QSB
period 1999-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 1999-12-15
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                 QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission File No. 0-26533


                        ADVANCED WIRELESS SYSTEMS, INC.

             Alabama                                   63-1205304
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization                 Identification Number)

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

                                        Yes   X         No
                                            ------         -------

At September 30, 1999, there were a total of 4,761,230 shares of registrant's Common Stock outstanding.

PART I


Item 1.     Financial Statements

                        ADVANCED WIRELESS SYSTEMS, INC.
                                BALANCE SHEETS


                             September 30,          December 31,
                                 1999                   1998
                              (Unaudited)            (Audited)
                          ------------------  ------------------
     ASSETS

Current assets
  Cash and cash equivalents   $   100,944         $    56,168
  Accounts receivable, net          2,608               2,608
  Inventory                        44,763              44,949
  Employee Advances                    50                 -
  Prepaid expenses                  9,000              18,000
                        ------------------      -------------------
Total current assets              157,365             121,725
                         ------------------      -------------------
Fixed Assets, net of
 depreciation                     143,793             115,078
                         ------------------      -------------------
Other assets
  Deposits                         11,400              15,900
  License Acquisition Costs,
   net                            178,781             256,962
  Intangibles, net                180,119              10,189
                         ------------------      -------------------
Total Other Assets                370,300             283,051
                         ------------------      -------------------
  TOTAL ASSETS                   $671,458            $519,854
                         ------------------      -------------------
                         ------------------      -------------------
               (See Notes to Financial Statements)

                     ADVANCED WIRELESS SYSTEMS, INC.
                              BALANCE SHEETS

                                September 30,          December 31,
                                    1999                   1998
                                 (Unaudited)            (Audited)
                             ------------------       ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities:
   Debtor certificates          $   6,000             $   6,000
   Notes payable,
    related parties               175,000               250,000
   Accrued payroll taxes            4,924                 5,231
   Accrued interest payable        54,034               438,847
                            ------------------     ------------------
       TOTAL LIABILITIES          239,958               300,078
                             ------------------     ------------------

Stockholders' Equity:
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  4,761,230 and 3,658,518 shares
  issued and outstanding at
  September 30, 1999 and December
  31, 1998, respectively           47,612                  38,320
  Additional paid in capital    2,922,616               2,059,284
  Accumulated deficit          (2,538,728)             (1,877,828)
                             ------------------     ------------------
Total Stockholders' equity        431,500                 219,776
                             ------------------     ------------------
     Total Liabilities and
     Stockholders' Equity     $   671,458            $    519,854
                             ------------------     ------------------
                             ------------------     ------------------
               (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                            ------------------      ------------------
                            1999          1998      1999           1998
                        ----------  -----------    --------    ----------

REVENUES
   Service and other    $  48,199   $   35,339    $  90,689    $   76,150
                        ----------  -----------    --------    ----------

COSTS AND EXPENSES
   Operating               59,195       66,015      123,548       142,112
   General and
    administrative        150,952       55,461      476,376       220,704
   Depreciation and
    amortization           41,569       51,177      136,477       189,297
                        ----------  -----------    --------    ----------
   Total costs and
    expenses              251,716      172,653      736,401       552,113
                        ----------  -----------    --------    ----------
   Net loss from
    operations           (203,517)    (137,314)   (645,712)      (475,963)

OTHER INCOME (EXPENSE)
   Interest income            -           -            -            2,230
   Interest expense        (3,938)      (5,112)    (15,188)       (15,335)
                        ----------  -----------    --------     ----------
   Total Other Income
    (Expense)               (3,938)     (5,112)     (15,188)      (13,105)
                          ----------  -----------   --------    ----------
    Net Loss              (207,455)   (142,426)    (660,900)     (489,068)
                          ----------  -----------   --------    ----------
                          ----------  -----------   --------    ----------

Basic Loss Per Share     $    (.04)   $   (.04)    $   (.14)    $    (.14)
                         ----------   -----------  ----------   ----------
                         ----------   -----------  ----------   ----------
Weighted Average Number
 of Shares Outstanding   4,665,480    3,433,518   4,665,480     3,433,518
                        ----------  -----------    --------    ----------
                        ----------  -----------    --------    ----------
                       (See Notes to Financial Statements)

                 ADVANCED WIRELESS SYSTEMS, INC.
               STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                     ---------------------------------
                                      1999                        1998
                             ---------------------       --------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                   $          (660,900)         $    (489,068)
   Adjustments to reconcile
   net loss to net cash from
   operating activities:
   Depreciation and amortization         136,477                189,297
   Changes in operating assets
    and liabilities:
    Employee advances                        (50)                   -
    Prepaid expenses                       9,000                    -
    Inventory                                186                    -
    Deposits                               4,500                    -
    Postpetition liabilities                  -                 (61,500)
    Accrued interest                      15,187                 24,535
    Accrued payroll taxes                   (307)                   354
                             ---------------------       --------------------
Net Cash Used in Operating
    Activities                          (495,907)              (336,382)
                             ---------------------       --------------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
   Purchase of Dibbs Internet
    Services, Inc.                     (225,000)                    -
   Purchase of property and
    equipment                           (31,941)               (27,072)
                             ---------------------       --------------------
   Net Cash Used in Investing
    Activities                         (256,941)              (27,072)
                             ---------------------       --------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Exercised stock warrants             872,624                12,000
   Proceeds from sale of debtor
    certificates                           -                  185,850
   Payments of note principal           (75,000)                 -
   Proceeds from issuance of notes         -                   75,000
   Decrease in pre-petition liabilities    -                 (138,320)
                             ---------------------       --------------------
Net Cash Provided by Financing
   Activities                           797,624               134,530
                             ---------------------       --------------------
                                                            (Continued)
                      (See Notes to Financial Statements)

Net Increase (Decrease) in Cash
   and Cash Equivalents                  44,776              (228,924)
Cash and Cash Equivalents,
  Beginning of Period                    56,168               247,686
                             ---------------------       --------------------
Cash and Cash Equivalents,
  End of Period                   $     100,944          $     18,762
                             ---------------------       --------------------
                             ---------------------       --------------------
                      (See Notes to Financial Statements)

                          ADVANCED WIRELESS SYSTEMS, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                      Common                 Additional
                      Stock      Par         Paid-in     Accumulated
                      Shares     Value       Capital     Deficit       Total
                   -----------  ----------  -----------  ------------ -------
Balance,
 December 31, 1998 3,832,009   $  38,320   $ 2,059,284 $ (1,877,828)$219,776
 (Audited)

  Exercise of Class
  A Warrants for
  Common Stock       226,379       2,264       167,520        -      169,784
  Exercise of Class
  B Warrants for
  Common Stock       702,840       7,028       695,812        -      702,840
 Net Loss               -            -            -        (660,900)(660,900)
Balance, June 30,
 1999 (Unaudited)  4,761,228  $   47,612   $ 2,922,616 $ (2,538,728)$ 431,500
                   -----------  ----------  -----------  ----------  --------
                   -----------  ----------  -----------  ----------  --------
                      (See Notes to Financial Statements)

                         ADVANCED WIRELESS SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
   Nature of operations - Mobile Limited Liability Company (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock;3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000 which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of intercompany receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of net assets between entities under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest, and the legal reorganization and asset transfer have been presented at December 31, 1997, in order to produce comparative statements consistent with principles applicable to pooling accounting. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

Inventory - Inventories consist of high speed modems held for resale and installation materials, including antennas, cabling, and various other hardware and parts. Inventory is stated at the lower of cost (first in, first out) or market. Provision has been made for overstocked, slow moving, and obsolete inventory.

Property and depreciation - Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from 2.5 to 15 years. Maintenance and repair costs are charged to expense as incurred; major renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a 2.5 year period, the approximate average subscription term of a subscriber. The costs of subsequently disconnecting and reconnecting are charged to expense in the period incurred.

Amortization of Intangibles - Amortization of intangibles is calculated using the straight-line method. Amortization lives are as follows:

     Goodwill                                 15 years
     Organization costs                        5 years
     Non-compete agreement                     2 years

   Amortization expense related to these assets totaled $9,820 and $7,642, and $13,585 and $13,585 at September 30, 1999 and 1998, and December 31, 1998 and 1997, respectively.

License Acquisition Costs - License acquisition costs include costs incurred to lease wireless cable licenses issued by the Federal Communications Commissions (FCC), including channel lease acquisition costs. These costs are deferred and are amortized ratably over 15 years. In 1997, the Company recorded a prior period adjustment to reduce the carrying value by $303,797 because an impairment of the assets existed at December 31, 1997, but had not been recorded in accordance with the provisions of SFAS 121. The Company also revised the deferral period from 15 years to 5 years. The revision decreased net income and increased net loss per share for the year ended December 31, 1998 by approximately $49,000 and $.02 per share, respectively. Accumulated amortization related to these costs was $342,421 at September 30, 1999 (unaudited), and $264,241 and $160,000 at December 31, 1998 and 1997, respectively (audited).

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

Warrants - Warrants to purchase up to 2,226,029 shares of Common Stock of the Company, issued pursuant to the Plan of Reorganization and in conjunction with the conversion of Debtor Certificates, were outstanding at November 30, 1999. The warrants issued by the Company include A and B warrants having an exercise price of $.75 and $1,respectively. All outstanding warrants had original expirations of May 31, 1999, but were subsequently extended until January 14, 2000.

Income taxes - Under SFAS 109, deferred tax assets or liabilities are computed based on the temporary differences between financial statements and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Unaudited Interim Periods Ended September 30, 1999 and 1998 - The accompanying financial statements include unaudited financial information for the six month periods ended September 30, 1999 and 1998. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three month period is not, in management's opinion, indicative of the results to be expected for a full year of operations.

Note B - Inventory:
   Inventories consisted of the following:

                                    September 30         December 31,
                                           1999                1998
                                     (Unaudited)          (Audited)
                                    ----------------     -----------------
   Inventory held for resale        $    24,195          $     24,195
   Installation materials                20,568                20,754
                                    ----------------     -----------------
                                  $      44,763          $     44,949
                                    ----------------     -----------------
                                    ----------------     -----------------

Note C - Acquisitions:
   During the third quarter of 1999, the Company entered into an agreement to purchase certain equipment, customer base, Internet domain registrations, and other assets of an Internet service provider. The total purchase price was $225,000. The price was allocated as follows: $45,250 for the equipment, $177,250 for the goodwill; and $2,500 for the two year non-compete agreement.

Note D - Fixed Assets:
   Furniture and equipment are summarized as follows:

                                    September 30,        December 31,
                                           1999                1998
                                    (Unaudited)          (Audited)
                                    ----------------     -----------------
Cost:
   Machinery and equipment           $    643,377        $    566,486
   Furniture and fixtures                  21,801              21,801
   Autos and trucks                         5,325               5,325
   Subscriber premises equipment           38,160              47,700
   Accumulated depreciation              (565,170)           (526,234)
                                    ----------------     -----------------
                              $      143,793        $    115,078
                                    ----------------     -----------------
                                    ----------------     -----------------

Note E - Intangibles:
Intangibles consist of the following:

                                     September 30,          December 31,
                                        1999            1998          1997
                                     (Unaudited)      (Audited)    (Audited)
                                     --------------   ----------   ---------

Purchase goodwill                     $     177,250   $        -   $       -
Organization costs                           67,926       67,926      67,926
Non-compete agreement                         2,500            -           -
Accumulated amortization                    (67,557)     (57,737)    (44,152)
                                     --------------   ----------   ---------
                                      $     180,119   $   10,189   $  23,774

Note F - Operating leases:
The company leases office and warehouse space subject to a six year lease, expiring March 29, 2000. The lease provides for monthly lease payments of $2,800 and extends the option to renew the lease for three successive three-year terms. Upon execution of the lease, the Company delivered $33,600 to the lessor as deposit for the sixth year's base payment, or as security in the event of default. In late 1998, the Company negotiated with the Lessor to allow the Company to apply its security deposit toward the monthly rent at the rate of $1,500 per month, while only requiring the Company to make monthly cash payments of the remaining $1,300. Accordingly, the prepaid portion of the deposit has been reclassified to a prepaid asset at the balance sheet dates, and will be amortized over the next 12 months.

   The Company leases the site for its transmitter subject to a five-year lease expiring March 13, 2000. The lease provides for monthly payments of $1,000.

The Company leases four Instructional Television Fixed Service (ITFS) programing channels, referred to as the E Block, subject to a five-year lease term expiring on May 9, 1999. The base provides for monthly lease payments of $2,000 and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years.

     The Company leases four Multipoint Distribution Service (MDS) programming channels, referred to as the G Block, subject to an initial five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the first right of refusal to negotiate a new lease agreement for the
   channels.   Amounts paid by the Company to acquire the channel leases have been capitalized as license acquisition costs and are being amortized over 5 years. The monthly lease payments are expensed.

Future minimum lease payments under the Company's operating leases are as follows:

                       Remainder of 1999      $     13,500
                                    2000            37,800
                                    2001            17,400
                                    2002            14,400
                                    2003            14,400
                              Thereafter             3,600
                                              ------------
                                              $    101,100
                                              ------------
                                              ------------
Note G - Notes payable:
Notes payable consists of two notes from two individuals who are each officers and directors of the Company. The notes total $175,000 and are secured by liens on all license agreements, channel leases, contracts, accounts receivable, equipment leases, and all additions, replacements, machinery, parts and goods used by the Company in the operations of its business. The notes bear an interest rate at 9.0% APR and are payable upon demand. The balance sheet at September 30, 1999, reflects accrued interest payable on these notes of $54,034.

Note H - Debtor certificates:
As discussed in Note A, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated in the program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option, convert their debt at a conversion rate of one unit of equity for each $1 lent.
   A unit of equity consists of two shares of Common Stock and two Class A Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 A Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

As discussed in Note A, the Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MMDS licenses issued by the FCC and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the H Block for $225,000, which represents the Partners' historical cost basis. The Plan of Reorganization also provided that the Company would issue a Debtor Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code. The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of Common shares at a stated value of $1 each, and 3,068,066 Class B Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year. In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge, transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 Warrants for one year from the date of conversion. 126,000 shares of Common Stock held no such restriction. Further the shares and warrants to be issued could only be issued to the partners upon dissolution of the Partnership. The Partnership was dissolved on July 15, 1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners.

Note I - Stock option plan:
On December 11, 1997, the Company's Board of Directors approved an Incentive
   Stock Option Plan for employees, officers, and directors. The plan provides for the issuance of a maximum of 1,000,000 shares of the company's common stock, issuable at the discretion of the Board of Directors, as indicated in the Plan. As of December 31, 1998, no common stock had been issued under the Company's stock option plan.

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

Note J - Subsequent Events:
As of November 30, 1999, shareholders had exercised a total of 1,308,036
  Warrants issued pursuant to the Plan of Reorganization. The exercised warrants included 409,955 A Warrants, and 898,082 B Warrants for a total of $1,205,548.

In the first quarter of 1999, management made the decision to suspend new installations of wireless cable television service based on the current costs of these installations, which management believes exceed the anticipated subscriber revenues. This suspension will remain in effect until management can evaluate alternatives for performing the installations in a more cost effective manner.

Note K - Going concern:
The Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company stock will generate sufficient working capital to offset operating losses.

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

The asset purchase agreement includes a two year non-competition clause in which Dibbs and Ms. Summers agree not to compete with our Company in providing Internet services within a 75 mile radius of Mobile for two years. Ms. Summers provided consulting services to us, to help us take over and operate the Dibbs business, for two months after the purchase, for $1,200 per week.

Financial statements for Dibbs, including a statement of historical revenues and direct operating expenses of Dibbs and a pro forma consolidated balance sheet and pro forma consolidated statement of operations of Advanced Wireless, are included in Amendment No. 2 to our Form 10-SB, file with the SEC on December 14, 1999.

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

Results of Operations for the Nine Months Ended September 30, 1999, as Compared to the Nine Months Ended September 30, 1998

During the nine months of 1999, we discontinued new installations of our cable TV service because it appeared to be unprofitable, and focused on generation of new business from Internet access service, of both the land based (telephonic) and microwave kinds. For the nine months ended September 30, 1999, we had a net loss from operations of $645,712, which was a $169,749 (36%) increase from our operating loss of $475,963 in the first six months of 1998. Our basic loss per share was $.14 in the first nine months of 1999, the same basic loss per share as in the first nine months of 1998.

The Dibbs acquisition increased the number of our Internet customers from about 260 to about 1,000 and substantially increased our cash flow from operations, though it did not increase cash flow enough to make us profitable overall. We acquired Dibbs in August 1999. For the quarter ended September 30, 1999, our total income was $48,199. This represents an increase of $27,915 (137%) from total revenue of $20,284 in the quarter ended June 30, 1999 and an increase of $12,860 (36%) from total revenues of $35,339 in the quarter ended September 30,1998. Revenue from the Dibbs subscribers accounted for nearly all of this increase.

In the first nine months of 1999, we ceased new cable TV installations and improved our operating efficiency. We hired a general manager and office manager who were much more qualified on the technical side of our business and who were able to improve our operating efficiency in offering Internet
service.    For financial statement purposes, we consider operating expenses to be costs such as entertainment programming expense, channel lease expense, wireless cable equipment installation, maintenance and supply expense. Operating expenses decreased by $18,564 (13%) to $123,548, down from $142,112 in the nine months of 1998. We substantially decreased operating expenses by negotiating a reduction of $800 per month in our monthly lease rate for one of our channel leases (from $2,000 to $1,200 monthly).

Our loss in the first nine months of 1999 was mainly due to increased general and adminstrative expenses, more than offset our slight increase in total income. For financial statement purposes, we consider general and administrative expenses to be indirect costs of running the company, such as office rent, employee compensation, consulting and professional fees.
Through September 30, 1999, general and administrative expenses were $476,376, a $255,672 (116%) increase from first nine months' 1998 G & A expenses of $220,704. We attribute the increase mainly to increased salaries and professional fees in 1999 compared to 1998, as we incurred legal and accounting expenses in preparation of this registration statement and in negotiating for possible acquisitions of other businesses. Professional and consulting fees totaled $140,807 for the first nine months of 1999, compared to 29,786 in the same period in 1998. Salaries also increased in the first nine months of 1999 to $147,613, compared to $99,599 for the same period in 1998. We were able to achieve economies of scale in employee expenses, but an overall increase in staff size accounted for this increase, as we hired additional technical employees to service the Internet operations.

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

Depreciation and amortization expenses declined by $52,820 to $136,477 in the first nine months of 1999, a 28% drop from depreciation and amortization charges of $189,297 in the first nine months of 1998, primarily because some short-lived equipment became fully depreciated by the end of 1998. We depreciate substantially all of our capitalized assets using the straight-line method.

Interest expense was approximately the same the first nine months of 1999 as in the same period in 1998 but decreased for the quarter ended September 30, 1999, compared to the quarter ended June 30, 1999. The interest charges are from loans made to us by two of our directors during 1997 and 1998 to fund our continued operations. On July 1, 1999, we repaid a $75,000 loan from one of the directors. As a result, interest charges in the third quarter of 1999 were $3,938 compared to $5,625 in the second quarter. The remaining loan from a director has matured, and the interest and principal is due and payable in full. The lender has neither demanded repayment nor declared a default in the loan, but he also have not waived his right to do so. The loan is secured by nearly all of our assets, including our wireless frequency licenses. If we are unable to renegotiate or settle thisdebt, the lender could demand repayment of the loan and foreclose on our property, in which case we would be unable to continue operations.

CAPITAL RESOURCES AND LIQUIDITY:

As discussed in Note K to our financial statements, our ability to continue as a going concern depends, in part, on our ability to develop new markets for our MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of our stock. We cannot be sure that we will successfully develop new markets for its services, or that sales of our stock will generate sufficient working capital to offset operating losses.

Operating Activities

In the first nine months of 1999, cash used in operating activities was $495,907, compared to $336,382 in the first nine months of 1998. Our operating loss rose in the first nine months of 1999 compared to 1998 as we increased operations and hired staff to ramp up our Internet business.

Investing Activities

In the third quarter of 1999, we purchased Dibbs Internet Services, Inc., for $225,000 cash. Of that amount, we recorded $177,250 as goodwill, to be amortized over the next 15 years. This is the first such acquisition since we emerged from bankruptcy.

For the nine months ended September 30, 1999, we spent $31,941 to purchase additional equipment for our Internet service operations in Mobile, compared to $27,072 spent on equipment purchases in the same period in 1998. While first nine months' spending on equipment was up for 1999 compared to 1998, we expect overall property and equipment purchases and investing activities to be lower for the 1999 fiscal year than for fiscal 1998.

Financing Activities

In the first nine months of 1999, we raised another $872,624 from the exercise of warrants issued as part of the Mobile Wireless L.L.C. Plan of Reorganization. These funds were again used to meet operating expenses. In the first nine months of 1998, we raised $156,986 from the sale of warrants and we received a $75,000 loan from one of our directors. In July 1999, we repaid this loan.

PART II

Item 2.  Changes in Securities

During the three months ended September 30, 1999, the Company issued 201,967 shares of common stock to existing shareholders pursuant to the exercise of warrants. The Company received total consideration of $195,202 upon exercise of the warrants. These warrants were originally issued in 1998 pursuant to the confirmed Plan of Reorganization of Mobile Wireless L.L.C., the Company's predecessor. Both the warrants and the stock issued pursuant to their exercise were issued under an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1      Agreement to Purchase Assets between Advanced Wireless
         Systems,Inc.,and Dibbs Internet Services, Inc., incorporated by reference to Exhibit 2.1 of the Company's Form 8-K report dated August 25, 1999.

2.2 Bill of Sale from Dibbs Internet Services, Inc., to Advanced Wireless Systems, Inc., incorporated by reference to Exhibit 2.2 of the Company's Form 8-K report dated August 25, 1999.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

We filed a report on Form 8-K dated August 25, 1999, to report that we had purchased Dibbs Internet Services, Inc., an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000. We filed an amendment to this 8-K on December 1, 1999, to include pro forma financial statements accounting for the purchase.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Advanced Wireless Systems, Inc.


Date:    /s/                        12/14/99
     ----------------------         -------------------------------
                                    Monte Julius, President
                                   - 22 -