Form 10QSB/A
period 1999-06-30
ADVANCED WIRELESS SYSTEMS INC
filed 2000-03-03
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No.  3
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X         No
             --------       --------

At June 30, 1999, there were a total of 4,559,263 shares of registrant's Common Stock outstanding.

PART I
Item 1.     Financial Statements

                      ADVANCED WIRELESS SYSTEMS, INC.
                         BALANCE SHEETS (UNAUDITED)

                                     June 30,            December 31,
                                       1999                  1998
                                    (Unaudited)            (Audited)
                                --------------------   ------------------
     ASSETS

Current assets
     Cash and cash equivalents     $    374,598          $      56,168
     Accounts receivable, net             2,608                  2,608
       Inventory                         45,964                 44,949
     Employee Advances                      375                   -
     Prepaid expenses                    24,600                 18,000
                             --------------------      ------------------
Total current assets                    448,145                121,725
                             --------------------      ------------------
Fixed Assets, net of depreciation        98,098                115,078
                             --------------------      ------------------
Other assets
     Deposits                               300                 15,900
     License Acquisition Costs, net     161,703                532,000
      Organization costs, net of
      amortization of $64,530 and
      $57,737, respectively               5,094                 10,189
                            --------------------       ------------------
Total Other Assets                      167,097                558,089
                            --------------------       ------------------
     TOTAL ASSETS                      $713,340               $794,892
                            ====================       ===================
                         (See Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                         BALANCE SHEETS (UNAUDITED)

                                        June 30,             December 31,
                                          1999                  1998
                                      (Unaudited)            (Audited)
                                   --------------------   ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Current Liabilities:
       Debtor certificates             $    6,000           $       6,000
       Notes payable, related parties     250,000                 250,000
       Accrued payroll taxes                6,629                   5,231
       Accrued interest payable            50,097                  38,847
                                   --------------------   ------------------
       Total Current Liabilities          312,726                 300,078
                                   --------------------   ------------------
Stockholders' Equity:
      Common stock, $.01 par value,
      50,000,000 shares authorized;
      4,559,263 and 3,832,009 shares
      issued and outstanding at
      June 30, 1999 and 1998,
      respectively                        45,593                   38,320
      Additional paid in capital       1,839,173                1,169,024
      Accumulated deficit             (1,484,152)                (712,531)
                                   --------------------   ------------------
          Total Stockholders' equity     400,614                  494,814
                                   --------------------   ------------------
          Total Current Liabilities
          and Stockholders' Equity  $    713,340          $       794,892
                                   ====================   ==================
                     (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                       STATEMENTS OF INCOME (UNAUDITED)

                         Three Months Ended            Six Months Ended
                              June 30,                     June 30,
                   ----------------------------------------------------------
                     1999              1998           1999           1998
                   ----------------------------------------------------------
REVENUES

Service and other  $ 20,284        $  19,976       $   42,490     $   40,811
                  ----------       ----------      -----------    -----------
COSTS AND EXPENSES
Operating            24,372           17,076           64,353         76,097
General and
 administrative     219,665           31,267          325,424        165,243
Depreciation and
 amortization        48,759           70,289          109,287        140,578
Provision for
 impairment of
 license acquisition
 costs              303,797             -             303,797           -
                  ----------       ----------      -----------    -----------

 Total costs and
  expenses          596,593          118,632          802,861        381,918
                  ----------       ----------      -----------    -----------
 Net loss from
  operations       (576,309)         (98,656)        (760,371)      (341,107)

OTHER INCOME (EXPENSE)
Interest income        -               2,800             -             2,800
Interest expense     (5,625)          (6,285)         (11,250)       (10,223)
                  ----------       ----------      -----------    -----------
 Total Other
 Income (Expense)    (5,625)          (3,485)         (11,250)        (7,423)
                  ----------       ----------      -----------    -----------
 Net Loss          (581,934)        (102,141)        (771,621)      (348,530)
                  ==========       ==========      ===========    ===========
Basic Loss Per
 Share            $    (.13)       $    (.03)      $     (.19)    $     (.11)
                  ==========       ==========      ===========    ===========
Weighted Average
 Number of Shares
 Outstanding      4,323,136         3,192,518       4,122,926      3,192,518
                  ==========       ==========      ===========    ===========
                      (See Notes to Financial Statements)

                      ADVANCED WIRELESS SYSTEMS, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six Months Ended
                                                      June 30,
                                             -------------------------
                                             1999                 1998
                                         --------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $   (771,621)        $    (348,530)
     Adjustments to reconcile net loss
      to net cash from operating
      activities:
      Depreciation and amortization           109,287               140,578
      Provision for impairment of
       license acquisition costs              303,797                  -
     Changes in operating assets
      and liabilities:
       Employee advances                         (375)                 -
       Prepaid expenses                         9,000                  -
       Inventory                               (1,014)                 -
       Postpetition liabilities                  -                  (61,500)
       Accrued interest                        11,250                19,423
       Accrued payroll taxes                    1,400                (1,573)
                                         --------------      ---------------
     Net Cash Used in Operating
      Activities                             (338,276)             (251,602)
                                         --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment       (20,715)               (5,775)
                                         --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes             -                   75,000
     Exercised stock warrants                 677,421                  -
     Proceeds from sale of debtor
      certificates                               -                  185,850
     Decrease in pre-petition liabilities        -                 (138,320)
                                         --------------      ---------------
    Net Cash Provided by Financing
     Activities                               677,421               122,530
                                         --------------      ---------------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                  318,430              (134,847)

Cash and Cash Equivalents,
 Beginning of Period                           56,168               247,686
                                         --------------      ---------------
Cash and Cash Equivalents,
 End of Period                           $    374,598        $      112,839
                                         ==============      ===============
                     (See Notes to Financial Statements)

                           ADVANCED WIRELESS SYSTEMS, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                  Common                Additional
                   Stock      Par        Paid-in      Accumulated
                  Shares     Value       Capital         Deficit      Total
                 ---------  --------   -------------  ------------  --------

Balance,
 December 31,
 1998 (Audited)  3,832,009  $38,320    $ 1,169,024    $  (712,531) $ 494,814
Exercise of Class
 A Warrants
 for Common Stock   199,331   1,994        147,505           -       149,499
Exercise of Class
 B Warrants
 for Common Stock   527,923   5,279        522,644           -       527,923

Net Loss               -       -              -          (771,621)  (771,621)
                 ---------  --------   -------------  ------------  --------
Balance, June
 30, 1999
 (Unaudited)     4,559,263  $45,593    $ 1,839,173    $(1,484,152)$  400,614
                 ========= =========   ===========    =========== ==========

                        ADVANCED WIRELESS SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
   Nature of operations - Mobile Limited Liability Company (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). The Company succeeded to the LLC's assets, liabilities, and operations. Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000 which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of intercompany receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of net assets between entities under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

    Reorganization - On August 23, 1997, the Debtor filed a Petition with the
       United States Bankruptcy Court in the Northern District of Texas, for relief under Chapter 11 of the U.S. Bankruptcy Code, Case Number 397-7735-HCA-11. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-Possession. On October 18, 1997, the Bankruptcy Court further authorized the issuance and sales of up to $1,000,000 in Certificates of Indebtedness to raise new capital for the Company pursuant to Section 364(c) of the Code. On November 6, 1997, the Company filed a proposed Plan of Reorganization (the Plan). Under the Plan, a new corporation would be formed such that, upon confirmation of the Plan, all assets and liabilities of the Debtor would be assumed by the corporation, and all equity interests in the Debtor would be extinguished. The resulting reorganized debtor, Advanced Wireless Systems, Inc., would carry on the business activities of the Debtor. On January 8, 1998, the Bankruptcy Court confirmed the Company's Plan, which provided for the following:

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

Note A - Significant accounting policies - (continued):
     FCC licenses and other intangibles - Intangibles are capitalized and amortized on a straight-line basis. Organization costs are amortized over 5 years. FCC licenses are amortized over 5 years.

     Revenue recognition - Revenues from wireless subscription services are recognized monthly upon billing. Initial hook-up revenue is recognized to the extent of direct selling cost incurred. To date, direct selling costs have exceeded installation revenues. Revenues from Internet services are recognized monthly upon billing.

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

Note B - Inventory:
Inventory consisted of the following:
                                      June 30,               December 31,
                                       1999                      1998
                                    (Unaudited)               (Audited)
                                    -----------              ------------
Inventory held for resale           $   24,195               $    24,195
Installation materials                  21,769                    20,754
                                    -----------              ------------
                                    $   45,964               $    44,949
                                    ===========              ============

Note C - Fixed Assets:
       Furniture and equipment are summarized as follows:

                                      June 30,               December 31,
                                       1999                      1998
                                    (Unaudited)               (Audited)
                                    -----------              ------------
Cost:
     Machinery and equipment        $   587,201              $   566,486
     Furniture and fixtures              21,801                   21,801
     Autos and trucks                     5,325                    5,325
     Subscriber premises equipment       38,160                   47,700
     Accumulated depreciation          (554,389)                (526,234)
                                    -----------              ------------
                                    $    98,098              $   115,078
                                    ===========              ============
Note D - Operating leases:
   The company leases office and warehouse space subject to a six year lease, expiring March 29, 2000. The lease provides for monthly lease payments of $2,800 and extends the option to renew the lease for three successive three-year terms. Upon execution of the lease, the Company delivered $33,600 to the lessor as deposit for the sixth year's base payment, or as security in the event of default. In late 1998, the Company negotiated with the Lessor to release the security deposit to the Lessor in exchange for reduced lease payments. Beginning January 1999, the lease payments are $1,300 per month for the remaining 15 months of the lease. Accordingly, the prepaid portion of the deposit has been reclassified to a prepaid asset at the balance sheet date, and will be amortized to expense over the next 12 months.

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

   The Company leases four Instructional Television Fixed Service (ITF) programming channels, referred to as the G Block, subject to an initial five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the right of refusal to negotiate a new lease agreement for the channels. Amounts paid by the Company to acquire the channel leases and license agreements have been capitalized and are being amortized over 15 years. The monthly lease payments are expensed.


   Future minimum lease payments under the Company's operating leases are as follows:

                  Remainder of 1999          $     27,000
                               2000                37,800
                               2001                17,400
                               2002                14,400
                               2003                14,400
                         Thereafter                 3,600
                                              -----------
                                              $   114,600
                                              ===========
Note E - Notes payable:
   Notes payable consists of two notes from two individuals who are each officers and directors of the Company. The notes total $250,000 and are secured by liens on all license agreements, channel leases, contracts, accounts receivable, equipment leases, and all additions, replacements, machinery, parts and goods used by the Company in the operations of its business. The notes bear an interest rate at 9.0% APR and are payable upon demand. The balance sheet at June 30, 1999 and 1998, reflects accrued interest payable on these notes of $50,097 and $28,623, respectively.

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

   During the third quarter of 1999, the Company entered into an agreement to purchase certain equipment, customer base, Internet domain registrations, and other assets of an Internet service provider. The total purchase price was $225,000. The price was allocated as follows:
     $14,495 for the equipment and other tangible assets, $208,005 for the goodwill; and $2,500 for the two year non-compete agreement.

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

The information in this quarterly report should be read in conjunction with the detailed description of the Company contained in Amendment No. 3 to our Form 10-SB filed with the Securities and Exchange Commission on March 3, 2000.

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

Impairment of Long-Lived Assets

After considering the Company's history of operating losses and the uncertainty of a continuation of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company determined that assets with a carrying value of $620,848 were impaired at June 30, 1999, according to the provisions of SFAS No. 121, and wrote down the carrying value of such assets by $303,797 to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings from alternative uses for these assets.

Results of operations for the six months ended June 30, 1999, compared to six months ended June 30, 1998

During the first half of 1999, we discontinued new installations of our cable TV service because it appeared to be unprofitable, and focused on generation of new business from Internet access service, of both the land based (telephonic) and microwave kinds. For the six months ended June 30, 1999, we had a net loss from operations of $760,371, which was a $419,264 (123%) increase from our operating loss of $341,107 in the first six months of 1998. Most of the increased loss was attributable to the $303,797 write down of the carrying value of impaired wireless cable assets in 1999, to reflect more accurately their estimated value. The write down was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings from alternative uses for these assets. Our increased operating loss in the first nine months of 1999 also resulted in part from increased general and administrative expenses as we prepared for expansion of our Internet business.

Our basic loss per share was $.19 in the first six months of 1999, whereas the basic loss per share was $.11 in the first six months of 1998.

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

Our new general manager and office manager, together with our president, took several cost savings steps in late 1998 and early 1999. The monthly salaries of the new general manager and office manager were $1,666 less than the individuals they replaced. We renegotiated our building rent in Mobile from $2,800 monthly to $1,500 monthly. We returned some cellular telephones used in the field, saving $200 per month. We eliminated three telephone lines saving $180 per month. We eliminated outside contractors for installations and networking office personal computers and began doing that work with our own personnel, saving about $800 per month. We changed the carrier for PRI lines, saving $700 per month. These savings total about $4,850 monthly.

Our general and administrative expenses rose in the first half of 1999.
First half 1999 general and administrative expenses were $325,424, a $160,181 (97%) increase from first half 1998 G & A expenses of $165,243. We attribute the increase mainly to increased salaries and professional fees in 1999 compared to 1998, particularly in the six months ended June 30, 1999, as we prepared our first annual audit since the bankruptcy and prepared this registration statement. Professional fees totaled only $10,475 in the six months ended June 30, 1998, but increased to $88,993 for the same period in 1999.

Depreciation and amortization expenses declined by $31,291 to $109,287 in the first half of 1999, a 22% drop from depreciation and amortization charges of $140,578 in the first half of 1998, primarily because some short-lived equipment became fully depreciated by the end of 1998. We depreciate substantially all of our capitalized assets using the straight-line method.

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

CAPITAL RESOURCES AND LIQUIDITY:

As discussed in Note J to our financial statements dated June 30, 1999 and 1998, our ability to continue as a going concern depends, in part, on our ability to develop new markets for our MMDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of our stock. We cannot be sure that we will successfully develop new markets for its services, or that sales of our stock will generate sufficient working capital to offset operating losses.

Operating Activities

In the first six months of 1999, cash used in operating activities was $338,276, compared to $251,602 in the first six months of 1998. This reflects our continuing losses from operations. Depreciation in the first six months of 1999 decreased 22% to $109,287, compared to $140,578 in 1998, because the useful life of certain equipment expired in 1998 and our depreciable asset base decreased accordingly.

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

PART II

Item 2.  Changes in Securities

During the six months ended June 30, 1999, the Company issued 498,498 shares of common stock to approximately 246 shareholders pursuant to the exercise of warrants. The Company received total consideration of $464,098 upon exercise of the warrants. These warrants were originally issued in 1998 pursuant to the confirmed Plan of Reorganization of Mobile L.L.C., the Company's predecessor. Both the warrants and the stock issued pursuant to their exercise were issued under an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.

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

2.2 Agreement to Purchase Assets between Advanced Wireless Systems, Inc., and Dibbs Internet Services, Inc., incorporated by reference to Exhibit
      2.1 of the Company's Form 8-K report dated August 25, 1999.

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

After the end of the second quarter, we filed a report on Form 8-K dated August 25, 1999, to report that we had purchased Dibbs Internet Services, Inc.(Dibbs), an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Advanced Wireless Systems, Inc.


Date:   March 2, 2000                                  /s/
                                        ------------------------------
                                            Monte Julius, President
                                  - 20 -