Form 10QSB/A
period 1999-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 2000-03-06
CIK 1088638

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

                                                Yes    X            No
                                                     ------            ------

At September 30, 1999, there were a total of 4,761,230 shares of registrant's Common Stock outstanding.

PART I

Item 1.     Financial Statements

                         ADVANCED WIRELESS SYSTEMS, INC.
                                  BALANCE SHEETS

                                               September 30,     December 31,
                                                  1999               1998
                                                (Unaudited)       (Audited)
                                             --------------     ------------
     ASSETS

Current assets
   Cash and cash equivalents                $       100,944     $     56,168
   Accounts receivable, net                           2,608            2,608
   Inventory                                         44,763           44,949
   Employee Advances                                     50                -
   Prepaid expenses                                   9,000           18,000
                                             --------------      -----------
Total current assets                                157,365          121,725
                                             --------------      -----------
Fixed Assets, net of depreciation                   114,681          115,078
                                             --------------      -----------
Other assets
   Deposits                                          11,400           15,900
   License Acquisition Costs, net                   150,153          532,000
   Intangibles, net                                 204,623           10,189
                                             --------------      -----------
Total Other Assets                                  366,176          558,089
                                             --------------      -----------
     TOTAL ASSETS                            $      638,222      $   794,892
                                             --------------      -----------
                                             --------------      -----------

                        (See Notes to Financial Statements)

                          ADVANCED WIRELESS SYSTEMS, INC.
                                 BALANCE SHEETS

                                                September 30,     December 31,
                                                   1999               1998
                                                (Unaudited)        (Audited)
                                                ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Current Liabilities:
       Debtor certificates                        $     6,000    $     6,000
       Notes payable, related parties                 175,000        250,000
       Accrued payroll taxes                            4,924          5,231
       Accrued interest payable                        54,034         38,847
                                                  -----------    -----------
          TOTAL LIABILITIES                           239,958        300,078
                                                  -----------    -----------

Stockholders' Equity:
     Common stock, $.01 par value, 50,000,000 shares
       authorized; 4,761,230 and 3,832,009 shares
       issued and outstanding at September 30, 1999
       and December 31, 1998, respectively             47,612         38,320
     Additional paid in capital                     2,032,356      1,169,024
     Accumulated deficit                           (1,681,704)    (  712,531)
                                                  -----------    -----------
          Total Stockholders' equity                  398,264        494,814
                                                  -----------    ------------
          Total Liabilities and
           Stockholders' Equity                   $   638,222    $   794,892
                                                  -----------    ------------
                                                  -----------    ------------
                        (See Notes to Financial Statements)

                         ADVANCED WIRELESS SYSTEMS, INC.
                         STATEMENTS OF INCOME (UNAUDITED)

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                           -----------------------     ----------------------
                              1999          1998          1999          1998
                           ---------     ---------     ---------   ----------
REVENUES
  Service and other        $ 48,199      $ 35,339      $ 90,689    $  76,150

COSTS AND EXPENSES
  Operating                  59,195        66,015       123,548      142,112
  General and
    Administrative          150,952        55,461       476,376      220,704
  Depreciation and
    Amortization             31,666        70,289       140,953      210,867
  Provision for impairment
   of license acquisition
     costs                        -             -       303,797            -
                          ---------     ---------     ---------    ----------
Total costs and expenses    241,813      191,765      1,044,674      573,683
                          ----------    ---------     ---------    ----------
Net loss from operations   (193,614)    (156,426)      (953,985)    (497,533)

OTHER INCOME (EXPENSE)
     Interest income           -             -             -           2,230
     Interest expense        (3,938)       (5,112)      (15,188)     (15,335)
                           ---------     ---------     ---------    ---------
Total Other Income (Expense) (3,938)       (5,112)      (15,188)     (13,105)
                           ---------     ---------     ---------    ---------
          Net Loss         (197,552)     (161,538)     (969,173)    (510,638)
                          ----------    ---------     ---------    ----------
                          ----------    ---------     ---------    ----------
Basic Loss Per Share      $    (.04)    $    (.04)    $   (.23)    $   (.14)
                          ----------    ---------     ---------    ----------

Weighted Average Number
 of Shares Outstanding    4,665,480     3,660,651     4,305,000    3,433,518
                          ----------    ----------    ----------   ----------
                          ----------    ----------    ----------   ----------

                        (See Notes to Financial Statements)

                         ADVANCED WIRELESS SYSTEMS, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1999          1998
                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (969,173)   $ (510,638)
  Adjustments to reconcile net loss to
    net cash from operating activities:
    Depreciation and amortization                      140,953       210,867
    Provision for impairment of
     license acquisition costs                         303,797            -
   Changes in operating assets
     and liabilities:
     Employee advances                                     (50)           -
     Prepaid expenses                                    9,000            -
     Inventory                                             186            -
     Deposits                                            4,500            -
     Postpetition liabilities                                -       (61,500)
     Accrued interest                                   15,187        24,535
     Accrued payroll taxes                                (307)          354
                                                    -----------   -----------
   Net Cash Used in Operating Activities              (495,907)     (336,382)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Dibbs Internet Services, Inc.        (225,000)           -
     Purchase of property and equipment                (31,941)      (27,072)
                                                    -----------   -----------
     Net Cash Used in Investing Activities            (256,941)      (27,072)
                                                    -----------   -----------
                                                                  (Continued)
                      (See Notes to Financial Statements)

                          ADVANCED WIRELESS SYSTEMS, INC.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                         1999          1998
                                                     -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercised stock warrants                              872,624       12,000
  Proceeds from sale of debtor certificates                   -      185,850
  Payments of note principal                            (75,000)           -
  Proceeds from issuance of notes                                     75,000
  Decrease in pre-petition liabilities                              (138,320)
                                                     -----------  ----------
  Net Cash Provided by Financing Activities             797,624      134,530
                                                     -----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents     44,776     (228,924)

Cash and Cash Equivalents, Beginning of Period           56,168      247,686
                                                     -----------  ----------
Cash and Cash Equivalents, End of Period             $  100,944   $   18,762
                                                     -----------  ----------
                                                     -----------  ----------
                      (See Notes to Financial Statements)

                           ADVANCED WIRELESS SYSTEMS, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                        Common               Additional
                        Stock       Par       Paid-in   Accumulated
                        Shares     Value      Capital     Deficit     Total
                      ---------  ---------   ---------  ----------  ---------

Balance (Audited)
December 31, 1998     $3,832,009  $  38,320  $1,169,024  $(712,531) $494,814

Exercise of
  Class A Warrants
  for Common Stock       226,379      2,264     167,520          -   169,784
Exercise of
  Class B Warrants
  for Common Stock       702,840      7,028     695,812          -   702,840

  Net Loss                     -          -           -    (969,173)(969,173)
                        ---------  ---------  ---------  ---------- ---------
Balance (Unaudited)
September 30, 1999    $4,761,228  $  47,612  $2,032,356 $(1,681,704)$398,264
                       ---------  ---------  ----------  ---------- ---------
                       ---------  ---------  ----------  ---------- ---------
                      (See Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

Note A - Significant accounting policies:
  Nature of operations - Mobile Limited Liability Company (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). The Company succeeded to the LLC's assets, liabilities and operations. Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock; 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock; and the extinguishment of an intercompany loan from Partners totaling $100,000 which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of intercompany receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of net assets between entities under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

  Amortization of Intangibles - Amortization of intangibles is calculated using the straight-line method. Amortization lives are as follows:

          Goodwill                          3 years
          Organization costs                5 years
          Non-compete agreement             2 years

    Amortization expense related to these assets totaled $16,071 and $7,642, and $13,585 and $13,585 at September 30, 1999 and 1998, and December 31, 1998 and 1997, respectively.

  License Acquisition Costs - License acquisition costs include costs incurred to lease wireless cable licenses issued by the Federal Communications Commission (FCC), including channel lease acquisition costs. In past years, these costs were deferred amortized ratably over 15 years. In 1997, the Company also revised the deferral period from 15 years to 5 years. The revision decreased net income and increased net loss per share for the year ended December 31, 1998 by approximately $78,000 and $.02 per share, respectively. In the second quarter of 1999, the Company determined that assets with a carrying value of $465,500 were impaired according to the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Fair value was determined based on recent transactions in the wireless cable industry, including changes in the the Company's use of these assets as indicated by the decision to discontinue new installations for wireless cable television service in early 1999, as well as estimates made in the second quarter of the future earnings from alternative uses for these assets such as high-speed Internet access. Accumulated amortization related to these costs was $371,050 and $259,750 at September 30, 1999 and 1998 (unaudited), and $293,000 and $160,000 at December 31, 1998 and 1997, respectively (audited).

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

Note B - Inventory:
  Inventories consisted of the following:

                                          September 30,    December 31,
                                              1999             1998
                                           (Unaudited)      (Audited)
                                           -----------      -----------
Inventory held for resale                  $    24,195      $    24,195
Installation materials                          20,568           20,754
                                           -----------      -----------
                                           $    44,763      $    44,949
                                           -----------      -----------
                                           -----------      -----------

Note C - Acquisitions:
 On August 25, 1999, the Company purchased all of the assets of Dibbs
    Internet Services, Inc., (Dibbs) an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000. Dibbs provided Internet services to approximately 730 Internet customers in the Mobile metropolitan area via dial-in telephone line access. The Company will continue offering Dibbs' customers the telephonic Internet service that they have now, and will also offer them the opportunity to convert the use of high speed wireless Internet service. The statement of operations at September 30, 1999, includes the results of operations of Dibbs after August 25, 1999.

 The Company acquired the Dibbs assets used in the operation of its Internet service, including its equipment, software, and the right to use the Dibbs trade name, for $225,000 cash, paid in full on August 25, 1999, to Dibbs and its sole shareholder and president, Diane Summers. The Company did not assume any liabilities of Dibbs in the transaction. The purchase price has been allocated as follows:

    Property and Equipment                   $ 14,495
    Non-compete agreement                       2,500
    Goodwill                                  208,005
                                              -------
        Total                                 225,000
                                              -------
                                              -------
 Purchased Goodwill will be amortized on the straight-line basis over 3 years.

 The following unaudited pro forma information presents a summary of results of operations of the Company and Dibbs as if the acquisition occurred at the beginning of the fiscal year for each of the periods presented:

                                           Nine Months Ended (Unaudited)
                                           -----------------------------
                                          September 30,       December 31,
                                             1999                 1998
                                          -------------       ------------
       Total revenues                     $ 233,025           $ 223,284
       Net loss                           $(967,614)          $(532,465)
       Basic earnings per share           $    (.22)          $    (.16)

 In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisition been consummated at the beginning of the fiscal periods or of future operations of the combined activities.

Note D - Fixed Assets:
  Furniture and equipment are summarized as follows:

                                          September 30,    December 31,
                                              1999             1998
                                           (Unaudited)      (Audited)
                                           ------------     ------------
Cost:
    Machinery and equipment                $    612,622     $   566,486
    Furniture and fixtures                       21,801          21,801

    Autos and trucks                              5,325           5,325
    Subscriber premises equipment                38,160          47,700
    Accumulated depreciation                   (563,227)       (526,234)
                                           ------------     ------------
                                           $    114,681      $  115,078
                                           ------------     ------------
                                           ------------     ------------

Note E - Intangibles:
  Intangibles consist of the following:

                                          September 30,    December 31,
                                          ------------     -----------
                                              1999       1998         1997
                                         (Unaudited)   (Audited)   (Audited)
                                         -----------  ----------  ----------
 Purchased goodwill                      $  208,005   $       -   $       -
 Organization costs                          67,926      67,926      67,926
 Non-compete agreement                        2,500           -           -
 Accumulated amortization                   (73,808)    (57,737)    (44,152)
                                         -----------  ----------  ----------
                                          $  204,623   $  10,189   $  23,774
                                         -----------  ----------  ----------
                                         -----------  ----------  ----------

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

  Future minimum lease payments under the Company's operating leases are as follows:
                                            Remainder of 1999   $   13,500
                                                         2000       37,800
                                                         2001       17,400
                                                         2002       14,400
                                                         2003       14,400
                                                   Thereafter        3,600
                                                                -----------
                                                                $  101,100
                                                                -----------
                                                                -----------

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

Financial statements for Dibbs and a pro forma consolidated balance sheet and pro forma consolidated statement of operations of Advanced Wireless, are included in Amendment No. 2 to our Form 10-SB, filed with the SEC on December 14, 1999.

Impairment of Long-Lived Assets

In the second quarter of 1999, after considering our history of operating losses and the uncertainty of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company determined that assets with a carrying value of $465,500 had been impaired according to the provisions of SFAS No. 121. The Company recorded an impairment loss of $303,797 as of June 30, 1999, to write down the carrying value of such assets to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings form alternative uses for these assets.

Results of Operations for the Nine Months Ended September 30, 1999, as Compared to the Nine Months Ended September 30, 1998

During the nine months of 1999, we discontinued new installations of our cable TV service because it appeared to be unprofitable, and focused on generation of new business from Internet access service, of both the land based (telephonic) and microwave kinds. For the nine months ended September 30, 1999, we had a net loss from operations of $953,985, which was a $456,452 (92%) increase from our operating loss of $497,533 in the first nine months of 1998. Much of this increased loss can be attributed to a $303,797 write down of the carrying value of impaired wireless cable assets in 1999, to reflect more accurately their estimated value. The write down was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the futures earnings from alternative uses for these assets. Our increased operating loss in the first nine months of 1999 also resulted in part from increased general and administrative costs as we prepared for expansion of our Internet services.

Our basic loss per share was $.23 in the first nine months of 1999, whereas the basic loss per share was $.14 in the first nine months of 1998.
The Dibbs acquisition increased the number of our Internet customers from about 260 to about 1,000 and substantially increased our cash flow from operations, though it did not increase cash flow enough to make us profitable overall. We acquired Dibbs in August 1999. For the quarter ended September 30, 1999, our total income was $48,199. This represents an increase of $27,915 (137%) from total revenue of $20,284 in the quarter ended June 30, 1999 and an increase of $12,860 (36%) from total revenues of $35,339 in the quarter ended September 30, 1998. Revenue from the Dibbs subscribers accounted for nearly all of this increase.

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

Depreciation and amortization expenses declined by $69,914 to $140,953 in the first nine months of 1999, a 33% drop from depreciation and amortization charges of $210,867 in the first nine months of 1998, primarily because some short-lived equipment became fully depreciated by the end of 1998. We depreciate substantially all of our capitalized assets using the straight-line method.

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

Investing Activities

In the third quarter of 1999, we purchased Dibbs Internet Services, Inc., for $225,000 cash. Of that amount, we recorded $208,005 as goodwill, to be amortized over the next 3 years. This is the first such acquisition since we emerged from bankruptcy.

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

Financing Activities

In the first nine months of 1999, we raised another $872,624 from the exercise of warrants issued as part of the Mobile Wireless L.L.C. Plan of Reorganization. These funds were again used to meet operating expenses. In the first nine months of 1998, we raised $12,000 from the sale of warrants, $185,850 from sale of debtor certificates and $75,000 from a loan from one of our directors. These amounts were partially offset by discharging post-petition liabilities of $138,320. In July 1999, we repaid the director's loan.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 Agreement to Purchase Assets between Advanced Wireless Systems, Inc., and Dibbs Internet Services, Inc., incorporated by reference to Exhibit 2.1 of the Company's Form 8-K report dated August 25, 1999.

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

                                        ADVANCED WIRELESS SYSTEMS, INC.


Date: March 3, 2000                           /s/
                                        ---------------------------------
                                        Monte Julius, President