Form 10KSB
period 1999-12-31
ADVANCED WIRELESS SYSTEMS INC
filed 2000-03-30
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999     Commission File No. 0-22750

                         ADVANCED WIRELESS SYSTEMS, INC.
                   (Name of Small Business Issuer in its charter)

Alabama                                         63-1205304
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                              927 Sunset Drive
                             Irving, Texas 75061
                   (Address of principal executive offices)
                  Issuer's telephone number:    972-254-7604

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   ;  No
    ------     --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $162,250

At March 10, 2000, there were 4,944,587 outstanding shares of registrant's Common Stock held by non-affiliates. There is no public market for our common stock, so we have not estimated the market value of the stock held by non-affiliates.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes       ;  No
                                                       -------     --------
At March 10, 2000, a total of 5,026,551 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):
                                                          Yes        No
                                                             -------   ------
Exhibit Index appears on page 29.

                        TABLE OF CONTENTS

PART I...................................................................1
     Item 1.    Description of Business..................................1
                The Mobile Limited Liability Company Bankruptcy..........1
                Possible Future Acquisitions.............................4
                Regulation...............................................7
                Markets.................................................11
                Competition.............................................12
                Risks...................................................14
     Item 2.    Description of Property.................................18
     Item 3.    Legal Proceedings.......................................18
     Item 4.    Submission of Matters to a Vote of Security Holders.....18

PART II.................................................................19
     Item 5.    Market Price of the Company's Common Stock and Related
                Stockholder Matters.....................................19
                Dividends...............................................19
     Item 6.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................19
                Subsequent Events.......................................21
                New Accounting Pronouncements...........................21
                Results of Operations...................................22
                Liquidity and Capital Resources.........................23
                Year 2000 Compliance....................................25
     Item 7.    Financial Statements and Supplementary Data.............25
     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................25

PART III................................................................25
     Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange
                Act.....................................................25
     Item 10.   Executive Compensation..................................26
                Summary Compensation Table..............................26
                Year End Stock Option Value.............................27
                Directors' Compensation.................................27
     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management..............................................27
     Item 12.   Certain Relationships and Related Transactions..........28
     Item 13.   Exhibits, Lists, and Reports on Form 8-K................29
     Signatures.........................................................29

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .F-1

                         ADVANCED WIRELESS SYSTEMS, INC.

PART I

Item 1.     Description of Business

We provide high speed Internet service in the Mobile, Alabama, area, to approximately 875 customers. We own or lease eleven wireless signal frequencies in Mobile that are licenses by the Federal Communications Commission ('FCC'). In 1999, we also provided wireless cable television subscription services to Mobile area customers using these licenses, but we have decided to discontinue our cable TV service effective on March 31, 2000. We are offering to replace the wireless cable TV service with DirectTV (TM) subscription service for our subscribers. We are devoting our use of our FCC licenses to provide high speed Internet services to customers in and around Mobile.

We were incorporated in Alabama in December 1997 to take over the assets and continue the business of Mobile Limited Liability Company, as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile Limited Liability Company. /1 Since confirmation of the Mobile Limited Liability Company Plan of Reorganization on January 8, 1998, we have operated the wireless cable television service that Mobile Limited Liability Company formerly operated in the Mobile, Alabama, area.

Forward-Looking Statements.

This report contains forward-looking statements. The words, 'anticipate,' 'believe,' 'expect,' 'plan,' 'intend,' 'estimate,' 'project,' 'could,' 'may,' 'foresee,' and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with clients, and development of the industry in which the Company will focus its marketing efforts. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation the risks described in 'Risks.' Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

The Mobile Limited Liability Company Bankruptcy

Mobile LLC was formed in 1994 to acquire and operate FCC licenses in the Mobile, Alabama area. It was one of many such ventures created in the early 1990s to acquire wireless cable TV licenses that the FCC granted in lotteries and auctions at that time. The promoters of Mobile LLC raised about $11,500,000 by selling partnership interests to approximately 1,130 investors. The promoters then contributed the FCC licenses that our company now owns to the partnership, and Mobile LLC was formed to operate the enterprise.

Mobile LLC turned out to be one of several fraudulent wireless cable TV promotions that were sold to investors in the early 1990s. The enterprise was unsuccessful, and in 1996, Mobile LLC was placed in receivership in an injunctive lawsuit filed by the Federal Trade Commission and Securities and Exchange Commission.

In 1997, Mobile LLC instituted bankruptcy proceedings. In the resulting bankruptcy reorganization, our Company, Advanced Wireless Systems, Inc., was created to take over the assets and operate the business of Mobile LLC. The original promoters retained no interests in the business after the bankruptcy, and in the 1998 Mobile LLC Plan of Reorganization, the partnership investors received all of the equity interest in our Company.

A more detailed description of the history of the Mobile LLC bankruptcy is contained in our our Form 10-SB/A-4, filed with the SEC on March 10, 2000.
-----------------------
     /1   In Re: Mobile Limited Company, d/b/a Mobile Wireless TV, Case No.
397-37735-HCA-11, United States District Court, Northern District of Texas, Dallas Division.

Our Business Plan

Historically, the business of our predecessor, Mobile LLC, was to provide subscription television service. Competition in the television broadcast and cable business is intense. Our predecessor was unsuccessful in this business, and we probably would not succeed in it either, in the long run.
We suspended new wireless TV installations in the first quarter of 1999 and we intend to discontinue our wireless cable TV service on March 31, 2000.
To become profitable, we must provide additional services using our existing licenses and expand our business with acquisitions. We believe that high speed Internet access will generate those revenues. Other companies that have operated wireless TV service are also turning to the Internet for future revenues and growth.

We will continue to offer television subscription services with Direct TV
(TM) digital satellite services. For our existing wireless cable TV customers, we will sell the digital satellite equipment necessary to use the system to them and will offer free installation. We will receive a portion of the monthly subscription fees from viewers who subscribe through us. Several other established services offer Direct TV (TM) services in the Mobile area, and we must compete directly with them for subscribers.

As of February 2000, we had about 70 TV customers. We were limited by the number of channels we have for the number of TV channels we may transmit to customers; we offered only seventeen channels, for a subscription price of $21.95 per month. Direct TV (TM) is a well known brand name that offers a multitude of television channels and services, but at a price substantially higher than our wireless cable service. Monthly subscription rates for digital satellite TV will begin at $19.99 - approximately the same level as our former wireless cable service - but costs about $30 monthly for the most popular service, and more for higher service levels. The equipment required to receive the service will cost for customers from $100 to $300, depending on the number of televisions connected to the system. We believe that those subscribers who used our wireless cable TV services did so primarily because of its low cost, so we cannot be sure how many of the wireless TV subscribers will accept our offer of digital satellite service or whether we will be more, or less, successful in the digital satellite business than the wireless cable TV business.

Our long-term business strategy is to pursue implementation of a Wireless Broadband Access ('WBA') capability that we believe will eventually be the best use of the wireless cable spectrum. One significant impediment to increased use of the Internet is data transmission speed. WBA means the use of microwave signals to provide large volumes of data to be transferred between the Internet and the user, because of higher capacity of the signal to carry data (measured by bandwith). We believe that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve small and medium-sized business customers with fixed, one-way and two-way, high-speed data and telephony services.

In 1996, the FCC authorized the use of digital transmission over the wireless cable spectrum. In September 1998, the FCC issued regulations that permit two-way use of the wireless cable spectrum. Some WBA providers have since petitioned the FCC to refine its two-way rules to permit simpler deployment of commercial operations under the two-way rules. Actual implementation of two-way commercial businesses will require, among other factors, some changes in the existing rules along with creation of filing 'windows' by the FCC to submit two-way license applications. Currently we are unable to offer two-way access, and our wireless system only provides one-way service for high-speed downloading of data from the Internet.

The Mobile, Alabama, Chamber of Commerce estimates that there are 12,000 businesses in Mobile, Alabama. We believe that all of these businesses are potential users of our wireless Internet service. Each of our eleven frequencies can serve approximately 1,650 subscribers at any given time. We have dedicated one of our broadcast channels to the Internet service. In order to dedicate one channel to Internet service, we had to remove one TV channel from our wireless cable TV service. Each additional frequency that we dedicate to Internet service will require a corresponding deletion of another TV channel from our wireless cable TV service, which is another reason that we decided to eliminate our wireless cable TV service.

In 1998 we began to offer one-way, high speed Internet access. In one-way high-speed access, customers can download data, video, graphics and high fidelity audio at speeds that are much faster than available for most Internet users over telephone lines, but they must upload their communications to the Internet via traditional telephone lines. We intend to offer our services to the business community and to a lesser extent to individuals in the Mobile, Alabama, market. This service uses a high speed cable modem for downstream Internet access.

As of February 2000, we were providing dial-in Internet service to approximately 885 customers at the lower speeds of conventional telephone connections, at monthly subscription charges from $14.95 to $19.95 each. Also as of February 2000, we were providing high speed Internet service to eleven customers on 108 work stations. Our high speed Internet service is available at $49.95 per month for one user, and at a base price of $99.95 per month for multi-users, with each additional user connection costing $10 per month up to a maximum monthly fee of $199.95 per month.

For the present we conduct limited marketing efforts aimed at keeping our existing Internet customers and replacing those customers we lose through normal turnover and attrition. We plan to apply to the FCC for two-way high speed Internet licenses when the FCC announces the window for accepting applications for the licenses. The FCC has announced its intention to act expeditiously on these applications, so long as the license application is complete when submitted, including required engineering studies to support the application. We cannot be sure how long it will take the FCC to grant applications when it begins to accept them, but we understand from industry observers that the FCC intends to grant properly completed applications without holding hearings or delaying the applications while the FCC considers additional regulatory requirements.

In addition, we are looking into applying for a development authority permit to test and put into place a microwave frequency two-way product. A two-way product packages an electronic service from our transmitter to a customer with a similar electronic service from the customer back to our transmitter. When a customer connects to the Internet, he or she needs to send commands to the Internet to get information, then the Internet sends the information back to the customer. Currently, most two-way Internet service is via telephone land lines. Two-way microwave service is a relatively new product.

Our plan in applying for a test permit is to ask the FCC to grant a test permit for two-way service at less than our fully allowable license capacity, which could be granted while we wait for the FCC to announce its timetable for accepting two-way applications. The major cost components of either the two-way license or the development authority are engineering costs and legal costs to prepare and submit the application. We estimate that we can afford to complete and submit either the development authority or the two-way license application from our existing cash reserves.

Another possible means to enter high speed, two-way Internet service might involve use of a 'spread spectrum' in which unused frequencies at ranges that do not require an FCC license could be used for the incoming access from customers. This method has technical limitations that make it appear unfeasible right now. Spread spectrum frequencies generally have a range of only one or two miles. To reach customers, many point to point antennas would have to be erected close to the customers' locations. Installing these point to point antennae would be very expensive. Other spread spectrum solutions are being explored and tested by various developers that are unaffiliated with our Company. We have considered the possibility of a spread spectrum approach but are not pursuing it now because it appears to us to be too expensive and risky.

The high speed, two-way Internet business has many risks and uncertainties, including:

o not receiving the necessary FCC authorizations for two-way licenses on terms acceptable or affordable to us; and

o not having access to sufficient channel capacity on commercially acceptable terms;

We cannot be sure that our business plan will provide our stockholders with a recovery on their investments or that it will produce or maximize future value.

We are also uncertain about the degree of subscriber demand for WBA services, especially at pricing levels at which we can achieve an attractive return on investment. We cannot be sure that there will be sufficient subscriber demand for such services to justify the cost of their introduction, or that we can successfully compete against existing or new competitors in the market for such broadband services. We expect that the market for any such services will be extremely competitive. See, Competition, page 12.

In addition to expanding our wireless Internet services and customer base, we are attempting to expand by acquiring other, similar Internet carriers and wireless cable operators that can be converted to high speed Internet carriers. In August 1999, we acquired a local, telephone connection Internet company in Mobile, Alabama, Dibbs Internet Services, Inc., for $225,000 cash. The Dibbs acquisition had the effect of immediately increasing our cash flow and customer base. See, Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Dibbs Internet, page 20.

On March 22, 2000, we had three full time and one part time employees. We do not presently have sufficient sales staff to develop our proposed Internet business. As of March 22, 2000, one computer store in the Mobile area was demonstrating our high speed download product. Before we can fully develop its Internet business it will be necessary to develop a sales program. We are attempting to train our existing sales staff on marketing techniques, including telemarketing. See, Risks, page 14.

We have no subsidiaries.

Possible Future Acquisitions

We believe that we can expand our business and achieve profitability by acquiring other businesses, either for cash or for our stock. We made our first such acquisition in August 1999 when we bought Dibbs, as described above. We have explored acquisitions in both the Internet service/wireless cable sector and in unrelated business lines. Because fraudulent promotions, like the one that created Mobile LLC, spawned several similar companies in the early 1990s, several small companies have the same basic origin and business plan as ours. These companies have in common:

o they are owned by a large number of passive investors who are inexperienced in the Internet/wireless cable business; and

o they operate Internet or wireless cable systems in a few local markets where it is hard to succeed as an independent operator.

We hope that, by combining to achieve economies of scale, we can reduce overhead and increase the services provided by each local business to become profitable.

We have signed one acquisition agreement and one letter of intent to purchase the assets of Internet service/wireless cable businesses, and we have signed letters of intent to acquire three companies in unrelated automotive businesses. Each of these businesses is described below. At present, we cannot be sure whether any of these acquisitions will, in fact, be made, for the reasons described below.

Digital Wireless Systems, Inc.

On February 15, 2000, we executed an agreement to acquire the assets of

Digital Wireless Systems, Inc. ('DWSI'). DWSI as part of a plan of reorganization of DWSI, which is operating as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. DWSI was created in 1997 to take over the businesses of two partnerships, one limited liability company and one corporation that were created in 1993 and 1994 in the same sort of promotion as Mobile LLC, our predecessor. It operates wireless cable TV and Internet services in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana.

The disclosure statement that DWSI filed on February 15, 2000, discloses that DWSI had total tangible assets of $189,000, and total intangible assets of approximately $1.54 million, of which $1.5 million was listed as the current market value of DWSI's FCC licenses. The FCC licenses are burdened by a lien of $728,993. The disclosure statement lists the liquidation value of those assets, prior to disposition costs and costs of administration, of $813,828. The disclosure statement lists total claims of approximately $1.26 million, plus administrative expenses and the lien on the FCC licenses. DWSI has operated at a loss since inception and has reported operating losses every month since the Chapter 11 case was filed.

We have agreed to purchase the assets of DWSI, as part of the plan of reorganization to be confirmed by the Bankruptcy Court, for 8 million shares of our common stock, plus 8 million One-Year Warrants, 8 million Eighteen-Month Warrants, 8 million Two-Year Warrants, and 8 million Three-Year
Warrants.    The exercise prices range from $1 to $6.  In addition, the
Purchase Agreement provides for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the
trading of the Company's stock are not met.   We also agreed to assume and
pay substantially all of DWSI's indebtedness to others and costs of the DWSI bankruptcy, including payment of administrative claims, costs to audit DWSI's financial statements, and closing costs of the proposed purchase. These claims include professional fees ($87,926), secured creditors ($729,993) and tax claims ($3,133). The professionals and secured creditors have the option to be paid either in cash or in our securities. The unsecured claimants ($441,425) and DWSI's current equity interest holders will receive our securities in satisfaction of their claims.

The issuance of our shares pursuant to the Plan of Reorganization will be exempt from registration under the Securities Act of 1933, pursuant to
Section 1145 of the U.S. Bankruptcy Code. As such, unsecured claimants who receive our stock issued in the acquisition will be able to immediately sell their shares in the public market. DWSI equity holders will also receive stock which is exempt from registration under the Securities Act pursuant to
Section 1145 of the Bankruptcy Code, but the proposed plan will have transfer restrictions. The DWSI equity holder claimants will be unable to transfer their shares of our stock for three months after the plan's effective date, and thereafter the equity holder claimants may sell or transfer up to 5% of their shares each month until all of the stock that they own is transferrable. The ability to sell a large number of shares in the public market, if and when such a market for our stock ever begins, may cause the market price of our shares to drop.

We currently have only about 5million shares of stock issued and outstanding, plus outstanding warrants to purchase another 2.7 million shares. If we complete the DWSI acquisition, the claimants and interest holders under the DWSI bankruptcy will own 8 million shares of our stock and have the right to purchase an additional 32 million shares. Thus, the DWSI group of recipients of the shares (which will be distributed to DWSI interest holders in the Plan of Reorganization) will own a majority of the shares of our outstanding stock and be able to control future shareholder votes, including election of all directors. As part of the acquisition, we have agreed to hire David D. Schlueter, DWSI's chief executive, as our chief executive officer and to elect him to our board of directors.

The DWSI acquisition agreement is subject to conditions which must be satisfied prior to completing the purchase. First, our common stock must begin trading in a securities marketplace, such as Nasdaq or the OTC Bulletin Board. As stated in 'Risk Factors' we cannot be sure that our stock will ever be publicly traded. Second, DWSI must provide us with audited financial statements for the past two years. DWSI has not been audited for the past two fiscal years, and we cannot be sure that they will be able to provide satisfactory financial statements. Third, we must hold a shareholders' meeting to amend our articles of incorporation to increase the number of outstanding shares of our common stock, in order to have enough shares reserved for issuance to fulfill our commitment to issue the number of shares of stock required by this and the other acquisitions described in this section. Finally, the acquisition must be approved by the U.S. Bankruptcy Court for the Middle District of Tennessee, where DWSI's chapter 11 case is filed. The acquisition agreement has been filed with the Bankruptcy Court as part of DWSI's Plan of Reorganization, but the Court has not yet held a hearing on the Plan or approved it, and we do not know if the Plan will be approved by the Bankruptcy Court. Accordingly, we cannot be sure that the acquisition will ever be consummated, though both we and DWSI are working to see that it does occur as soon as possible.

The Bankruptcy Court has scheduled a hearing for April 11, 2000, on whether to approve DWSI's proposed disclosure statement for distribution to creditors and interest holders. No hearing has been scheduled on whether to approve the plan of reorganization.

Skycable TV of Madison, LLC

On January 14, 2000, we entered a letter of intent to acquire the assets of Skycable TV of Madison, LLC, for 4 million shares of our common stock, plus 4 million One-Year Warrants, 4 million Eighteen-Month Warrants, 4 million Two-Year Warrants, and 4 million Three-Year Warrants. The exercise prices range from $1 to $6. Skycable operates a wireless cable/Internet service in Madison, Wisconsin, serving 5,600 wireless cable and DBS TV subscribers. It does not provide wireless Internet services but plans to test and install a 2-way wireless Internet system in the next several months. Skycable was created in the same way as we (and DWSI) were created, and in January 2000, it had approximately 1,600 equity holders. The Skycable letter of intent contains several contingencies to completing the transaction, including the development of a public market for our stock, completion of due diligence reviews by both Skycable and ourselves, election of David D. Schlueter to our board of directors, approval of the transaction by Skycable's equity holders, and most significantly, registration of our shares and warrants to be issued in the transaction under the Securities Act of 1933. We have not begun work on a registration statement for the transaction, and we do not have any assurance that we can complete this acquisition in the foreseeable future. We need to hold a shareholders' meeting and increase the number of authorized common shares in order to have enough shares authorized to complete both the DWSI and Skycable transactions.

Like the proposed DWSI acquisition, the Skycable acquisition could result in a change of control of our Company. We have proposed to issue 4 million shares plus warrants to purchase another 16 million shares in the Skycable acquisition, and the warrants, if exercised, would result in the Skycable interest holders owning a larger number of shares than our current shareholders hold now, and a majority of shares of our Company if the DWSI transaction did not occur.

Bug Motors, Inc., Daybreak Auto Recovery, Inc., and Trailer Nation, Inc.

On January 15, 2000, we signed letters of intent to acquire three unrelated, privately held companies with automotive manufacturing, sales and service businesses for shares of our common stock and warrants. The terms of each of the letters of intent are basically the same. We have agreed to issue 2,698,000 shares of our common stock and warrants to purchase, plus 1,530,000 million One-Year Warrants, 3,060,000 Eighteen-Month Warrants, 4,590,000 Two-Year Warrants, and 5,100,000 Three-Year Warrants. The exercise prices range from $1 to $6. Each of these three companies are closely held by one or a few owners, and the stock and warrants we propose to exchange would be sold in exempt transactions under Section 4(2) of the Securities Act of 1933 and would be restricted securities.

Each of the three automotive company letters of intent requires that one or more of the current officers of each respective automotive company be elected or appointed to the board of directors of our Company. Each party to each letter may terminate the proposed acquisition if a definitive asset purchase agreement has not been signed on or before April 30, 2000, or if the terminating party finds that the results of their due diligence acquisition of the other party are unsatisfactory. In order to complete each acquisition and meet our reporting requirements under the Securities Exchange Act of 1934, the automotive company to be acquired must supply audited financial
                                   - 6 -
statements for its last two fiscal years. Again, we need to hold a shareholders' meeting to increase the number of authorized common shares prior to completing these acquisitions. We cannot be sure that we will successfully negotiate definitive acquisition agreements for these companies or that they will be able to provide the financial statements to us that will be necessary to report the acquisitions as required by the Exchange Act.

A brief description of the automotive companies follows.

Bug Motors, Inc. will import disassembled Volkswagon 'beetle' autos from Mexico, where they are manufactured, and remanufactures them in the United States under a licensing agreement with their Mexican manufacturer. The remanufactured beetles are recreations of the old Volkswagon beetles which VW discontinued selling in the U.S. in 1973. Bug Motors has not yet begun its importing and manufacturing operations.

Daybreak Auto Recovery, Inc. operates an auto repossession business in Northern California. In addition to recovering autos pledged to secure defaulted loans, the company will also offer to sell the repossessed autos for the lender or, in certain circumstances, to purchase the repossessed auto itself. This service saves the lender the expense and risk of selling the cars at auction or through another third party.

Trailer Nation, Inc. owns services centers and manufactures trucking equipment and Florida and Texas.

Because we have yet to complete the negotiation of definitive purchase agreements or complete our due diligence review of these proposed acquisitions, we are unable to predict the effect that one or more of the proposed acquisitions would have on our balance sheet or financial performance. We cannot be sure that we will be able to complete these acquisitions at all on terms satisfactory to our Company or the automotive companies. Any one of the acquisitions, if made, would greatly increase the number of outstanding shares and warrants to purchase shares of our Company and likely would result in a change of control of our Company.

At this preliminary stage of negotiations to acquire the companies on which we have signed letters of intent, we do not have enough information to know what effect each acquisition will have on our assets, liabilities and operations. We have not completed our due diligence on the companies. Each of the letters of intent requires the company to be acquired to provide audited financial statements prior to the acquisition, but none of the companies have provided audited statements to date. We are not in a position to state whether each acquisition will increase our asset value per share, or whether the value being received in the acquisition would decrease our asset value per share. We do not have enough information to know that any of these companies is currently operating at a profit or will be profitable in the future. Both we and the acquisition candidates have the opportunity to terminate the proposed combinations if due diligence results are unsatisfactory or if we are unable to negotiate definitive acquisition agreements on mutually acceptable terms.

Regulation

The wireless cable industry is highly regulated by the FCC and other governmental agencies. Wireless cable companies are subject to federal, state and local regulation, as described below.

FCC Regulation

The FCC has granted wireless cable service providers access to a series of channel groups, generally in the 2.5 to 2.7 GHz range of microwave radio frequencies. These channel groups consist of Multipoint Distribution Service ('MDS') channels, which are allocated for commercial use and Instructional Television Fixed Service ('ITFS') channels that are primarily authorized for educational purposes. Currently, up to 33 total channels are potentially available for licensing, lease or purchase by wireless cable companies in each market. Up to 13 MDS channels in any given market typically can be owned or leased by wireless cable operators for full-time usage without programming restrictions. The remaining 20 frequencies in a given market generally are allocated for ITFS use. Wireless cable providers can lease excess channel capacity from ITFS licensees as long as the licensees provide a prescribed minimum amount of educational programming over their channels. Wireless cable companies generally are prohibited from owning ITFS channels. ITFS licensees are currently allowed to meet their minimum educational programming requirements for all licensed channels using only one channel per four-channel group via "channel loading," if desired.

In the Mobile, Alabama, market, we control seven of the eleven MDS frequencies that are licensed for full time usage without programming restrictions. We lease the E Group (E-1, E-2, E-3, and E-4) frequencies from TV Communications Network, Inc. ('TVCN'), of Denver. We were unable to lease the E Group for a second five year term when this lease expired earlier this year, and we are currently leasing the E Group from TVCN on a month to month basis for $1,200 per month. We believe that we would be offered an equal opportunity to bid on the E Group, should TVCN decide to sell them, but we cannot be sure that we would succeed in purchasing them. We own the licenses for three MDS frequencies in the H Group (H-1, H-2, and H-3). The remaining four MDS frequencies in Mobile are owned by an unaffiliated third party, and we do not have rights to use them.

We also lease the Mobile, Alabama, G Group of four ITFS frequencies from the North American Catholic Educational Programming foundation, Inc. ('NACEPH') for $1,000 per month. We are in our second five year term for this lease, which expires in August of 2002.

We believe that we comply with all FCC requirements to operate our licenses. The basic requirement is that we place the frequencies in service according to their licenses. Annually, we complete a report that tells the FCC how many hours we transmitted during the preceding year, what categories of programming were transmitted and any periods of service outages we experienced. Each August the FCC publishes a regulatory fee assessment for each category of operations, with the fee due in September. The FCC has the authority to issue fines for default on any of these requirements, or the FCC may rescind our license authority, requiring that our transmissions be terminated. We believe we are current in all regulatory requirements, and we have legal counsel monitor regulatory developments to assist us in our compliance.

FCC rules generally prohibit the ownership or leasing of MDS and ITFS authorizations by traditional franchise cable companies if the MDS facility is located within 35 miles, or the ITFS facility is located within 20 miles, of the cable company's franchise or service areas. Pursuant to the Telecommunications Act of 1996, the cable-MDS cross-ownership rule does not apply to a cable operator in a franchise area in which the operator is subject to effective competition.

Authorizations have been issued, or applications are currently pending, for the vast majority of MDS licenses in major U.S. markets. Under the current regulatory structure, as discussed below, only holders of a Basic Trading Area ("BTA") authorization may apply for available, unlicensed, MDS frequencies within the BTA. In a number of markets, certain ITFS frequencies are still available. However, except as noted below, eligibility for ownership of ITFS licenses is generally limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students and non-profit organizations whose purposes are educational and include providing educational and instructional television material to such accredited institutions and governmental organizations. Non-local, qualified applicants must demonstrate that they have arranged with local educational entities to provide them with programming and that they have established a local programming committee.

From November 1995 through March 1996, the FCC auctioned all available MDS rights on the basis of BTAs, with one such authorization available per BTA. The winning bidder has the exclusive right to apply to operate one or more unlicensed MDS channels within the BTA, as long as proposed stations operating on these channels comply with the FCC's interference requirements and certain other rules. In order to provide wireless cable service in these markets, the BTA licensee must also secure the right to a transmission facility. A BTA licensee has a five-year build-out period within which to expand or initiate new service within its BTA. It may sell, trade or otherwise alienate all or part of its rights in the BTA and may also partition its BTA along geopolitical boundaries and contract with eligible parties to allow them to apply for MDS authorizations within the partitioned area, and conversely, acquire such rights from other BTA licensees. The license term for each station authorized under these BTA procedures is ten years from the date on which the BTA auction closed.

It was in this regulatory environment that we received our eleven licenses designed for wireless cable TV operations in the Mobile, Alabama, area. We own licenses for three MDS channels and we lease four MDS and four ITSF channels. See, Description of Property, page 18.

The licenses granted to us by the FCC required us to construct transmission capabilities for a number of channels in our Mobile market. We have fulfilled all of our construction commitments to the FCC for our licenses.

Two-Way Operations

In September 1998, the FCC issued formal rules for two-way use of MDS and ITFS channels. We expect to apply for two-way licenses in accordance with
the filing schedule established by the FCC.   Some other cable operators have
filed petitions with the FCC for reconsideration which propose to refine the
two-way rules.   We believe that actual implementation of two-way commercial businesses will require some changes in the existing two-way rules along with filing "windows" by the FCC for operators such as our Company to submit licensing applications.

The FCC has also adopted a number of ITFS rule changes that permit licensees to meet the ITFS educational programming requirements by providing voice and data services. In a digital environment, the ITFS licensee must retain 5% of its capacity for such ITFS programming. ITFS leases may now extend for a period of fifteen years. Certain of these new rules are also subject to pending petitions for reconsideration.

The two-way licensing process will require substantial frequency engineering studies and negotiations with other MDS and ITFS license holders in markets adjacent to that of a two-way license application. These studies and negotiations are expected to significantly increase the implementation costs of two-way digital services. The process may involve channel swapping among licensees within individual markets. If we decide to apply for two-way licensing from the FCC, we may be required to negotiate with other MDS and ITFS frequency licensees for the frequencies that will be necessary to operate such a system.

Telecommunications Act of 1996

The Telecommunications Act of 1996 Act became law on February 8, 1996 (the '1996 Act'). Among other things, the 1996 Act eliminated the cable/telephone cross-ownership restriction, allowing a telephone company the option of providing video programming within its telephone service area over a cable system or a video platform. Conversely, cable companies are now permitted to provide telephone service. The 1996 Act also limited, and in some cases eliminated, FCC regulation of cable rates established by the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), depending upon the size of the cable system and whether that system is subject to effective competition and the nature of the rate. Small cable operators and systems subject to effective competition are now exempt from rate regulation as a result of the 1996 Act. The 1996 Act also vests the FCC with exclusive jurisdiction over the provision of Direct Broadcast Satellite ("DBS") and preempts the authority of local authorities to impose certain taxes on such services.

While current FCC regulations are intended to promote the development of a competitive subscription television industry, we cannot be sure that these regulations will have a favorable impact on the wireless cable industry as a whole and/or our Company in particular. In addition, the FCC's regulation of other spectrum could permit the operation of other wireless services to interfere with MDS and ITFS frequencies.

The 1996 Act mandated that the FCC adopt regulations to prohibit restrictions that impair customers' ability to receive video programming services through reception devices. The FCC has adopted rules that prohibit restrictions that impair the installation, maintenance or use of an antenna that receives wireless cable signals, where the antenna is one meter or less in diameter or diagonal measurement. The FCC has concluded that a restriction "impairs" if it unreasonably delays, prevents or increases the cost of installation, maintenance or use, or precludes reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any state or local law or regulation, including zoning, land use, or building regulation, or any private covenant, homeowner's association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The matter of whether the FCC's preemption authority extends to property not within the exclusive use or control of a person with an ownership interest, such as a rental property, remains pending.

The 1996 Act also requires all providers of telecommunications services to contribute to a national Universal Service Fund (the "Fund"). The Fund was created to promote the availability of telecommunications services to those in low income, rural, insular and high cost areas at rates that are reasonably comparable to the lower rates charged in urban areas. The 1996
Act expanded the purpose of the Fund to include provision of affordable access to advanced telecommunications services for schools, classrooms, health care facilities and libraries. Previously, only telephone companies were required to contribute to the Fund. The FCC is considering whether and to what extent wireless cable operators, such as our Company, must contribute to the Fund. This matter remains pending before the FCC.

Pending Legislation

The State of Alabama and its local, political subdivisions do not impose any direct taxes, such as sales tax or franchise taxes, on our wireless services, either television or Internet. From time to time discussions are had about the possibility of imposition of such taxes in Alabama, but no concrete proposals are pending before the Alabama legislature now.

Although the majority of states impose a sales/use tax on the sale of certain telecommunication services, the proliferation of new and emerging services has made unclear the distinction between taxable telecommunication services and non-telecommunication services. Internet access services could be classified as telecommunication services in some states. In 1998 the United States Congress enacted a three-year moratorium on the imposition of any new taxes on Internet services.

We cannot be sure that legislation similar to what is described in the above paragraphs will not be introduced or adopted in Alabama in the foreseeable future.

Other Forms of Regulation

The Company is also subject to various FCC regulatory limitations relating to ownership and control. The 1996 Act and FCC rules require the FCC's approval before a license may be assigned or control of the licensee may be transferred. Moreover, the 1996 Act provides that certain types of licenses, including those for MDS stations, may not be held directly by corporations of which non-U.S. citizens or entities ('Aliens') own of record or vote more than 20% of the capital stock. In situations in which such a FCC license is directly or indirectly controlled by another corporation, Aliens may own of record or vote no more than 25% of the controlling corporation's capital stock.

Wireless signal operators are also subject to regulation by the Federal Aviation Administration ('FAA') and the FCC with respect to construction of transmission towers and certain local zoning regulations affecting construction of such towers and other facilities. The FAA must approve antenna towers that are more than 200 feet tall. We lease space on a tower that has already been approved by the FAA. Therefore, we have not needed and do not expect to apply for tower permits from the FAA.

Internet Regulation

Internet access providers are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the regulations that apply to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers.

On June 3, 1999, the U.S. District Court for the District of Oregon ruled that the City of Portland and Multnomah County could adopt 'open access' ordinances, requiring AT&T Corp to allow ISPs who are unaffiliated with AT&T to connect their equipment directly to AT&T's cable modem platform, bypassing AT&T's own proprietary cable ISP. The court ruled that the city and county ordinances are not preempted by federal laws, including the FCC's regulation of cable television. The court's decision would allow local governments to mandate existing cable TV operators to permit unaffiliated, competing ISP's to use the cable lines to provide service to homes and businesses. Coaxial cable permits Internet access at much higher speeds than can be had over telephone lines including ISDN lines.

AT&T has appealed the Oregon court's decision, and on August 16, 1999, the FCC filed a 'friend of the court' brief with the 9th Circuit which also urged
the court to overturn the District Court decision.   The decision raises
major uncertainties for the future of wireless Internet access services like ours. For instance, open access to cable lines could greatly increase the competitiveness of ISP's in high speed access, because they could provide high speed access over existing cable lines without making the capital investment required for a cable system. In addition, the court's ruling may mean that state and local governments have authority impose a variety of additional regulations on the Internet. We are uncertain how the Oregon decision may affect our business. If the decision is allowed to stand, it may adversely affect our business in many unforeseen ways, including greatly increasing high speed Internet competition or by permitting additional local regulations that restrict our business or raise our cost of doing business.

Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and in the future we could be exposed to regulation by the FCC other federal agencies or by state regulatory agencies or bodies. For example, the FCC has expressed an intention to consider whether to regulate providers of voice and fax services that employ the Internet or IP switching as "telecommunications providers" even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet-based telephone services should be required to contribute to the universal service fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that we engage in the provision of Internet or Internet protocol based telephony or fax services, we may become subject to regulations promulgated by the FCC or states with respect to such activities. We cannot assure you that such regulations will not adversely affect our ability to offer certain enhanced business services in the future.

Due to the increasing popularity and use of the Internet by broad segments of the population, it is possible that laws and regulations may be adopted with respect to the Internet pertaining to content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. We cannot predict the effect, if any, that any future regulatory changes or developments may have on the demand for our access or enhanced business services. Changes in the regulatory environment relating to the Internet access industry, including the enactment of laws or promulgation of regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect our business, operating results and financial condition.

Markets

International Data Corporation estimates that there were over 38 million Web users in the United States and over 68 million worldwide at the end of 1997. International Data Corporation projects that the number of Web users will increase to over 135 million in the United States and over 319 million worldwide by the end of 2002. In a report issued in April 1998, the U.S. Department of Commerce estimates that traffic on the Internet is doubling every 100 days. Additionally, Forrester Research estimates that the number of Web sites in the United States will increase from approximately 450,000 in 1997 to nearly four million in 2002.

We currently propose to serve only one local market -- in and around Mobile,
Alabama.    The Mobile, Alabama, market has 12,000 potential business users of our service. Each of our eleven frequencies -- 7 MDS frequencies and 4 ITFS frequencies -- can serve approximately 1,650 subscribers at any given time. Although we may expand to other markets if we believe we can successfully and profitable develop those markets, our efforts for the present will be focused on Mobile.

Competition

Wireless Cable TV

In the Mobile, Alabama television market, we must compete against television signal transmission from local stations, including those with national network affiliations including ABC, CBS, NBC, and Fox and cable television, against three cable systems in Mobile, and against direct satellite systems, including Primestar, Echostar, and other suppliers of Direct TV (TM). Competition for TV business is one reason that we decided to eliminate our wireless cable TV business. We are offering to our wireless cable TV customers the option to switch to Direct TVTM, but direct TV is already available in the Mobile area from competing sources, some of whom are much larger and more well established than we are, with more resources to advertise and compete for business. We cannot tell whether our attempt to compete with others offering Direct TVTM will be a commercial success for us.

Internet Access

The Internet is available to anyone who has conventional telephone service. The market for Internet access is highly competitive and fragmented with over 4,800 Internet service providers, primarily in local markets and averaging less than 5,000 customers each. Although most service providers are small and local, a number of very large companies have entered the business on a national scale, with resources for development of proprietary, value-added services and networks. These large businesses, such as America Online, Microsoft, and AT&T, have brand name recognition and use marketing techniques and resources, including television, radio, and mass mailing campaigns, that give them competitive advantages over small, new companies like ours.

Average Internet download speeds may vary widely based upon a number of factors, including the capacity of the Internet Service Providers ("ISPs") connectivity to the Internet, the number of users downloading information at any one time from an ISP, speed of the telephone return path and the characteristics of the user's personal computer. The Company's principal target market is small to mid-size business customers. The overall demand throughout the United States for Internet services is expected to grow substantially, led by increased utility of the Internet to corporate and consumer users, new software applications, availability of faster access speeds and rising personal computer penetration.

The Internet access business is highly competitive. Barriers to entry are relatively low. Current and potential competitors include local, regional and national ISPs, telephone companies, franchise cable operators and DBS service providers. We believe our principal competition will come from high-speed Internet access alternatives and not from slower dial-up connections to the Internet. These principal competitors include franchise cable companies offering high-speed Internet over their networks, telephone companies such as local exchange carriers ("LECs") and competitive local exchange carriers ("CLECs") using ISDN, and digital subscriber lines ("DSL") or T1 connections, ISP's offering a similar variety of connections as LECs and CLECs, and DBS providers.

We believe that we have a competitive advantage in achieving relatively fast download speed from the Internet with less capital investments than typically required by franchise cable operators to upgrade their networks or by LECs and CLECs offering DSL connectivity. Our transmitters radiate a broadcast signal in about a 35 mile radius from the antenna tower, covering about 4,000 square miles. The cost for us to cover that territory might be $500,000 in capital expenditures, compared to capital expenditures for telephone or cable TV lines of several million dollars. Therefore, we expect to be able to charge a lower service fee for our service than networks using land lines.

We believe that competition will intensify in the future and that our ability to be successful in this business will depend on a number of factors, including customer demand for high-speed Internet access services, acceptable pricing structures for high-speed Internet services, reliable subscriber equipment and our financial ability to service and grow the high-speed Internet business. Many of our existing or potential competitors in the Internet access business have greater name recognition and financial, technical and human resources than we do and may be better equipped to develop, deploy and operate Internet access systems.

The high-speed Internet access business and other businesses, such as WBA, that use digital technologies present increased competition to us for the renewal of channel lease agreements. This increased competition arises because high-speed Internet access and certain other businesses that use digital technologies may require fewer channels than the traditional analog video use of wireless cable spectrum where a practical minimum of about 20 channels is required. We could lose channels to competitors or incur higher costs to renew or retain its existing channels. We believe that our service offers communications links at higher speeds, reducing the waiting time that is characteristic of Internet services in which users must wait for large computer files to be downloaded to them over traditional telephone lines.

Most telephone services in the U.S.A. that connect customers to the Internet, do so at 28 kilobits per second. With these accounts, called 'dial-up' accounts because they use a conventional telephone service, a customer has to wait while large files such as graphics download to the computer screen. To get higher speeds on telephone lines, higher quality lines are needed.
It Telephone carriers charge more for the higher quality lines. For example, telephone companies currently charge $1,000 to $1,500 per month to deliver commercial quality, high speed broadband service with speeds up to 1.2 megabits per second over land lines. Wireless cable microwave service can deliver the same commercial quality, high speed broadband service for $500 per month. Sprint and MCI/WorldCom have recently entered or begun acquisitions of companies that provide wireless cable service in order to provide high speed broadband service to customers.

We hope to take competitive advantage of the higher access speed as well as the comparatively low capital investment requirements of our system, compared to laying and maintaining land lines for telephonic or cable connections. The communications industry has identified the need for higher speed communications as a major competitive goal in providing Internet access, and it is likely that large businesses will improve their Internet access speeds by improving land line capacity and speed, improving computer communication efficiency (such as faster modem speed), and offering wireless access similar to our own. Thus, the already intense competition not only for content but also for speed, dependability, and quality of delivery, will only increase pressure on small businesses such as ours to stay competitive in the future.

Wireless Broadband Access

We believe that the best use of wireless cable spectrum is to serve small and medium-sized business customers with fixed, two-way high-speed data and telephony services. We are not presently offering WBA services. We face two principal types of competition for WBA services. One group of competitors is telephone companies such as LECs and CLECs that offer a wide variety of non-wireless broadband T1, T3, DSL and fiber connectivity for business customers. The other group of competitors is companies that offer or plan to offer WBA services using radio frequencies other than wireless cable spectrum. These competitors include companies operating in local multipoint distribution service spectrum (27.5 to 28.35 GHz, 29.1 to 29.25 GHz and 31.0 to 31.3 GHz) and in the 24 GHz and the 39 GHz bands. The Company believes that other frequencies of radio spectrum are also being evaluated for WBA services by competitors. All WBA providers are potentially competitors of the LECs because the WBA technologies bypass the local customer access lines of the LECs and the related costs charged by the LECs to access such lines. The various radio spectrum used by WBA providers is subject to different physical broadcast properties and FCC licensing rules.

A broad range of companies engaged in the communications and entertainment businesses will be actual or potential competitors. Pending and future technological and regulatory developments may result in additional competitors and alternate means of providing broadband services. Almost all of our competitors for broadband services are larger and have more capital, technology and human resources. We depend upon regulatory and technology actions, among other factors, in order to successfully implement our strategy. See -- Our Business Plan, page 2.

Bundled Services

Many franchise cable companies have begun offering or announced their intentions to offer, high-speed Internet access over their networks. At least one DBS provider also offers high-speed Internet access. AT&T Corp. ("AT&T") has completed its acquisition of Tele-Communications, Inc. ("TCI") and has announced its intention to use the cable network of TCI to distribute data and telephone services of AT&T. AT&T has also announced ventures with other franchise cable companies to distribute AT&T products. This bundling activity increases competition for the Company because of the attractiveness to customers of purchasing bundled services from one provider and because of the opportunity for the provider to price bundled services more competitively than individual services that we can offer.


Risks

We are a new company with limited operating history.

Our Company was formed in late 1997 and began operations with the confirmation of the Plan and emergence of our business from bankruptcy in January 1998. Since then we have continued to operate our wireless cable TV business in Mobile, Alabama, but we have suspended our efforts to attract new wireless cable TV business. We began offering high speed, one-way Internet service in 1998. We cannot be sure that we will be successful in this or any other business line and do not have a track record of success in any business.

We have a history of losses and expect more losses in the foreseeable future.

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997 because it was unable to operate profitably. Since we emerged from bankruptcy in early 1998, we have continued to experience losses from operations. We have determined to suspend installations for new customers in our only business line with an operating history, the wireless cable TV business, because we believe new installations would not be profitable. We can expect losses in our Internet business line until we build a large enough customer base to generate revenue in excess of start-up and operating costs.

We do not have reliable projections of how long it may take to generate positive cash flow or operating profits from the Internet business. We have ongoing operating costs including rent, license fees for our broadcast frequencies, and debt service. We believe that, to make a profit from our current business, we must expand our Internet customer base to at least 3,000 customers from a current customer list of approximately 1,000. Accordingly, we cannot expect to operate at a profit in the foreseeable future.

Elimination of wireless cable TV will reduce our cash flow from operations.

We will discontinue wireless cable TV services on March 31, 2000. We decided to do this because we have been unsuccessful in that business. Nevertheless, wireless cable subscriptions accounted for a significant portion of our
revenues in 1999, and all of our income prior to 1998.   We have given our
existing wireless cable subscribers the option to switch to Direct TV (TM), a digital satellite system. Direct TV (TM) is already available in Mobile from a variety of competing sources. We will provide free installation of the digital system's equipment, but the equipment itself will be sold to customers at prices ranging from $100 to $300. We will also receive a portion of the monthly subscription fees from subscribers. We believe that monthly subscription service charges for most customers will also be higher than our discontinued wireless cable TV service, depending on the level of service they subscribe for. In addition, several other services offer Direct TV (TM) in Mobile, and at least some of them have greater resources to advertise and attract customers than we do.
We believe that those subscribers who used our wireless cable TV services did so primarily because of its low cost, so we cannot be sure how many of the wireless TV subscribers will accept our offer of digital satellite service or whether we will be more, or less, successful in the digital satellite business than the wireless cable TV business.

We will need additional capital to continue and expand operations.

Since we began operations we have depended on capital provided by financing during the bankruptcy proceedings as well as on equity provided by exercise of warrants for our common stock which were issued as part of the reorganization. Assuming we can successfully grow our new high speed Internet access business, we likely must find additional capital, either in the form of loans or sale of more equity, to invest in equipment necessary for that business and to provide operating capital until the Internet business generates positive cash flow. Given our history of losses and lack of operating history, we cannot be sure that we will be able to raise sufficient capital to continue in business until we become profitable.

We believe that there are attractive companies in businesses similar to ours which we can acquire at reasonable prices and which will add to our net revenues, including other wireless cable operations. We made our first such acquisition, the cash purchase of Dibbs Internet Services, Inc., in the third quarter of 1999. See, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition of Dibbs Internet, page 20. We have entered negotiations with other businesses to acquire them or enter into a business combination with them, though these negotiations have not been concluded. Acquisition of these businesses, possibly in exchange for stock or through a merger, is one potential source of increased revenue for us.

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. We have depended on the funds from exercise of these warrants for operating capital during the past year, and we expect that we will continue to depend on additional stock sales pursuant to exercise of warrants, for additional operating capital in the next year. Failure to make successful and profitable acquisitions or to raise more capital from warrant exercises or may jeopardize our continued operations.

Our management is inexperienced in the wireless cable or Internet business.

Our board of directors was formed from investors in Mobile LLC who were willing to invest their time and energy in saving that business and in building our Company when it was formed. None of our directors have any prior experience either in the wireless cable business or in the Internet access business. We have existing staff in Mobile with experience in the wireless cable business not in the Internet access business. We are currently seeking a manager with the talent and experience necessary to make our new business succeed. We do not know if we will be able to attract the necessary new employees and managers with our limited resources.

Our senior secured indebtedness is due and unpaid.

In 1997 and 1998, our operations were partially financed by loans from two of our directors. At November 30, 1999, $231,659 in principal and interest on the loans remained outstanding and unpaid. The outstanding loan is secured by essentially all of our assets, including our wireless frequency licenses. This loan is now due and payable in full, together with accrued, unpaid interest. The lender has not demanded payment nor declared the loan in default, but he also have not waived any provisions of the loan agreements. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lender could demand payment and foreclose on assets which are essential to continuing our business.

System failure could disrupt our business.

All of our broadcasting facilities are located in Mobile, Alabama. A failure of our broadcasting capability at our Mobile facilities due to mechanical ailure, or due to natural disasters such as hurricanes that periodically occur on the coast of the Gulf of Mexico, where we are located, could cause a complete cessation of our ability to offer any services to customers. Such a failure would interrupt all revenues from subscriber services and prevent us from continuing or expanding our business until the system is fixed. Not only would we lose revenues, but customers might cancel their subscriptions and potential customers would not subscribe to our services, which would materially and adversely affect our financial condition and operating results. We have built a facility with redundant equipment to protect against equipment failure, and we believe that we could withstand all but the most severe natural disasters or equipment failures.

We must adapt to changing technologies and markets.

Both the wireless cable market and the Internet services market are susceptible to rapid changes due to technology innovation, evolving industry standards, changes in subscriber needs and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of equipment obsolescence. We will need to use leading technologies effectively, develop our technical expertise and continually improve our existing services on to compete successfully. We cannot be certain that we will be successful in using new technologies effectively, developing new services or enhancing existing services or that any new technologies or enhancements used by us or offered to our customers will be accepted in the marketplace.

Our ability to compete successfully will also depend on the continued compatibility and interoperability of our services with products and systems sold by various third parties. We cannot be certain that industry standards will be established or, if they become established, that we will be able to conform to these new standards to develop a competitive position in the market.

We are also at risk due to fundamental changes in the way that Internet access may be delivered in the future. Currently, Internet services are accessed primarily by computers connected by telephone lines. Recently, several companies have developed cable modems, some of which are currently offered for sale. These cable modems have the ability to transmit data at substantially faster speeds than the modems currently used. As the Internet becomes accessible by broad segments of the U.S. population through these cable modems and other consumer electronic devices, or as subscriber requirements change the means by which Internet access is provided, we will have to develop new technologies or modify our existing technology to accommodate these developments and remain competitive. Our pursuit of these technological advances may require substantial time and expense, and we cannot be certain that we will succeed in adapting our Internet access services business to alternative access devices and conduits.

Our new proposed Internet business depends on continued growth of the Internet.

Widespread use of the Internet is a relatively recent phenomenon. Our future success substantially depends on continued growth in the use of the Internet and the continued development of the Internet as a viable commercial medium. We cannot be certain that Internet usage will continue to grow as it has in the past or that extensive Internet content will continue to be developed and continue to be accessible for free or at nominal cost to Internet users. If the use of the Internet does not continue to grow or evolves in a way that we cannot address, our business, financial condition and operating results could be materially and adversely affected.

If we are unable to attract and retain qualified sales personnel for our sales program, we may not be able to obtain customers.

Our business strategy depends on hiring and keeping a qualified marketing staff to sell our new high speed Internet services, and we have not yet hired that sales staff. Our future success in high speed Internet services depends on our ability to market successfully to new customer in an environment that is increasingly competitive. We may not succeed in attracting and retaining qualified sales managers or other sales people, which is necessary for this type of marketing approach.

No market for our stock.

Prior to filing this report there has been no active market for the sale of our stock. An active public market for our common stock may not develop in the future, and if it does not develop, investors may not be able to sell their stock at prices reasonably related to its fair market value. In 1999, we filed a registration statement under the Securities Exchange Act of 1934, to provide current, publicly available information on our Company in order to assist the development of a public market for our stock, which is held by a large number of small shareholders who received stock and warrants as part of the Mobile LLC Plan. On February 22, 2000, our common stock was held by 1,224 shareholders of record. As a general proposition, some of the following factors may affect the development of a market for our stock and market prices:

- Interest of the investment community in small, new companies in the high speed Internet access business.

- Our ability to follow through on our plans to develop a high speed Internet access business.

-     Our actual or anticipated operating results.

- Announcements of technical innovations or industry trends and our ability to keep up with them.

- Our ability to attract and retain key management, marketing, and technical personnel.

-     Operating results of other competing companies.

Our possible acquisitions may result in dilution to investors and a change of voting control.

We have been looking for acquisitions to expand our business, and we have lined up five possible acquisitions, described in Possible Future Acquisitions, page 4. Any one of these acquisitions could result in the owners of the acquired company owning more shares of our voting common stock than do our existing shareholders, and if most or all of the acquisitions are completed, our shareholders will hold a small minority of our outstanding shares and warrants to purchase shares, and they will no longer have voting control of the stock.

For each of the possible future acquisitions, we need audited financial statements before we can accurately assess the effect of each acquisition on the value of our company and our common stock. The book value per share of the company we acquire (measured in shares of our stock issued in the acquisition) may be more or less than the present book value of our outstanding shares. If we issue shares in one or more acquisition, and if the book value per share of the equity of the company we acquire is less than our book value per share of our company, our shareholders will suffer a decrease in the book value per share of our stock.

All of the possible acquisitions are currently structured as exchange offers. Our shareholders must approve an increase in the number of our authorized shares in order to be able to complete the transactions as they are proposed. However, if our shareholders approve the recommended increase in the number of authorized shares, our board of directors may issue those shares in exchange offers to the acquisition candidates without further approval from our shareholders. Thus, the acquisitions, resulting in a change of voting control and possible dilution of the equity of our shares, may be approved by the board of directors and consummated without a vote of our shareholders on whether to approve the transaction. Shareholders will not be able to dissent from the acquisitions and demand that our corporation pay them the fair value of their shares, as would be the case if we were acquiring a company in a merger under the Alabama Corporation Code.

Our possible future acquisitions may not take place.

Each of the possible future acquisitions require additional events or acts by us or by the acquisition candidates, notably completion of audited financial statements by the acquired entity, before the acquisition will occur. Some, but not all, of these additional acts or events are described in Possible Future Acquisitions, page 4. There is a significant risk that none of these proposals will ever be consummated. Shareholders and prospective investors should not rely on our completing any possible future acquisition described in this annual report, in evaluating the net worth or future prospects of our Company.

Substantial stock sales by existing investors could cause our stock prices to drop.

It is by no means certain that any market for our stock will develop. If a market does develop, many current investors (who were Mobile LLC investors and received their stock as part of the Plan), may wish to sell their stock. Most of these investors received stock which is eligible for resale because it was issued under an exemption from federal and state securities laws contained in Section 1145 of the Bankruptcy Code. If a substantial number of investors decide to sell their stock after a market develops, it is likely that the market price of our stock would fall. This might make it more difficult for investors to sell their stock and might make it more difficult for us to raise needed capital in a future securities offering.


Item 2.     Description of Property

We rent approximately 7,000 square feet of office and warehouse space at 4123 Government Blvd., Mobile, Alabama, for a monthly rental of $2,800. The lease expires on September 30, 2000, but we have the right to renew it for three successive three-year terms. We also lease the site for our transmitter for $1,000 per month, expiring in March 2000. See, Note 5 to our Financial Statements.

We lease the site for our transmitter, located at 7100 Lenardo Drive, Mobile, Alabama, subject to a five-year lease for $15,000 annually, expiring March 31, 2005.

All of our FCC frequency leases and licenses are located in the Mobile, Alabama, market. We lease the E Group (E-1, E-2, E-3, and E-4) frequencies from TV Communications Network, Inc., (TVCN), of Denver. We were not offered a second five year term on this lease when it expired earlier this year, and we are currently leasing the E Group from TVCN on a month to month basis for $1,200 per month. We believe that we would be offered an equal opportunity to bid on the E Group, should TVCN decide to sell them, but we cannot be sure that we would succeed in purchasing them. We own the licenses for three MDS frequencies in the H Group (H-1, H-2, and H-3). We acquired the H Group frequencies in 1997, using funds raised from the Mobile Wireless partners.

The remaining four MDS frequencies in Mobile are owned by an unaffiliated third party, and we do not have rights to use them.

We also lease the Mobile, Alabama, G Group of ITSF frequencies from the North
                                    - 18 -

American Catholic Educational Programming foundation, Inc. (NACEPH) for $1,000 per month. We are in our second five year term for this lease, which expires in August of 2002.

Item 3.    Legal Proceedings

None.


Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 1999, we submitted no matters to a vote of our security holders. We held our 1999 shareholders' meeting on January 15, 2000. At the meeting, we re-elected Terry Hopkins as director for a year term ending in 2002 by a vote of 2,717,339 for, 16,573 abstaining. The other four directors serve terms expiring either in 2000 or 2001.


PART II

Item 5.     Market Price of the Company's Common Stock and Related
            Stockholder Matters

There is no current market for our common shares. We have contacted market makers regarding the possibility of making a market in our shares and of the market makers' entering quotations for the purchase and sale of our stock on the OTC Bulletin Board, but to our knowledge no quotations for the purchase or sale of our shares have ever been made as of March 15, 2000, and we do not know whether any market for our shares will exist in the foreseeable future.


Dividends

The Company has not declared or paid any cash dividends to its common shareholders and does not presently intend to do so. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this report. This report contains forward-looking statements. The words, 'anticipate,' 'believe,' 'expect,' 'plan,' 'intend,' 'estimate,' 'project,' 'could,' 'may,' 'foresee,' and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our Internet access service business where we will focus our marketing efforts. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in 'Risk Factors.' Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our inability to develop and implement new services such as wireless broadband access and high-speed Internet access; our inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; our Company's failure to attract strategic partners; or the effects that any possible future acquisitions may have on our assets, operations, and management; general business and economic conditions; inexperience of management in deploying a wireless broadband access business.

We were formed in 1997 and took over the business of Mobile LLC upon confirmation of that company's plan of reorganization in January 1998. We have sustained substantial losses since we began operations after confirmation of the plan, and we expect to continue incurring losses in the foreseeable future. We have suspended new installations of wireless cable customers and on March 31, 2000, we will discontinue that part of our business, which was the primary business of the partnership which was our predecessor. We will begin offering subscriptions to Direct TV (TM), but we have no experience with that service at present. Our success in this business will depend, initially, on our success in converting our present wireless cable subscribers to satellite, and in developing new subscribers in the future.

We have not yet substantially developed our high speed Internet access services or any other business services. Nearly all operating revenues since inception have come from wireless cable TV subscriptions, which are declining and will now cease. Unless we are able to find a new source of revenue, such as our Internet access service or new income from possible future acquisitions, we will be unable to continue as a going concern. Our auditors' report contains a going concern qualification.

We do not have reliable projections of how long it may take to generate positive cash flow or operating profits from the Internet business. We have ongoing operating costs including rent, license fees for our broadcast frequencies, and debt service. We believe that, to make a profit from our current business, we must expand our Internet customer base to at least 3,000 customers from a current customer list of approximately 875. Accordingly, we cannot expect to operate at a profit in the foreseeable future.

The bankruptcy proceedings affected our financial condition and the way that we have reported our assets, liabilities, income and expenses. During the bankruptcy, we accrued certain liabilities which were ultimately discharged either as part of confirming the Plan at the beginning of 1998, or later during the year in 1998 after we emerged from bankruptcy. Prior to December 31, 1997, we accrued $61,500 in postpetition liabilities and $138,320 as prepetition liabilities subject to compromise. These amounts were both discharged in 1998 after we emerged from bankruptcy. These items are reported on the Statements of Cash Flows. We accrued $61,500 under Cash Flows from Operating Activities, in postpetition liabilities at December 31, 1997, that were discharged in fiscal 1998 with a resulting charge to Operating Cash Flow of $61,500. Similarly, Under Cash Flows from Financing Activities, we accrued $126,889 at December 31, 1997, and discharged prepetition liabilities of $138,320 in fiscal 1998.

On June 3, 1999, the U.S. District Court for the District of Oregon ruled that the City of Portland and Multnomah County could adopt 'open access' ordinances, requiring AT&T Corp. to allow ISPs who are unaffiliated with AT&T to connect their equipment directly to AT&T's cable modem platform, bypassing AT&T's own proprietary cable ISP. The court ruled that the city and county ordinances are not preempted by federal laws, including the FCC's regulation of cable television. The court's decision would allow local governments to mandate existing cable TV operators to permit unaffiliated, competing ISP's to use the cable lines to provide service to homes and businesses. Coaxial cable permits Internet access at much higher speeds than can be had over telephone lines including ISDN lines.

AT&T has appealed the Oregon court's decision, and on August 16, 1999, the FCC filed a 'friend of the court' brief with the 9th Circuit which also urged the court to overturn the district court decision. The decision raises major uncertainties for the future of wireless Internet access services like ours. For instance, open access to cable lines could greatly increase the competitiveness of ISP's in high speed access, because they could provide high speed access over existing cable lines without making the capital investment required for a cable system. In addition, the court's ruling may mean that state and local governments have authority impose a variety of additional regulations on the Internet. We are uncertain how the Oregon decision may affect our business. If the decision is allowed to stand, it may adversely affect our business in many unforeseen ways, including greatly increasing high speed Internet competition or by permitting additional local regulations that restrict our business or raise our cost of doing business.

Acquisition of Dibbs Internet

On August 25, 1999, we purchased all of the assets of Dibbs Internet Services, Inc., an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000 cash. We did not assume any
of Dibbs' liabilities in the transaction.   Dibbs provided Internet services
to approximately 730 Internet customers in the Mobile metropolitan area via dial-in telephone line access. We continue offering Dibbs customers the telephonic Internet service that they have now, and we also intend to offer them the opportunity to convert to use of our high speed wireless Internet service.

The assets purchased include the equipment necessary to service the Dibbs subscribers, including three computers, two network hubs, a Cisco 2500 router, software, a backup power supply and other network accessories. The Dibbs subscribers use 56k, 64k or 128k ISDN telephone services and e-mail
dial-up services.   The subscriber base included 58 domains and 47
commercial websites. Additional information about Dibbs, including historic financial statements and pro forma financial statements for our Company reflecting the acquistion, are contained in our Form 8-K dated August 25, 1999, as amended.

Impairment of Long-Lived Assets

After considering our history of operating losses and the uncertainty of a continuation of future operating losses, changes in our strategic direction, and certain industry factors, we determined to write down the carrying value of our license acquisition costs in the second quarter of 1999, according to the provisions of SFAS No. 121. We recorded an impairment loss and wrote down the carrying value of such assets by $303,797 as of June 30, 1999, to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in our use of these assets, and estimates of the future earnings from alternative uses for these assets.

Subsequent Events

On February 15, 2000, we executed an asset purchase agreement with Digital Wireless Services, Inc., an unrelated entity owning the rights to certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana. DWSI currently operates as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The agreement calls for our Company to acquire all of DWSI's assets at confirmation of its plan of reorganization and to assume and agree to pay substantially all of DWSI's indebtedness to others. The purchase price to DWSI is 8 million shares of our common stock, plus 32 million warrants exercisable for up to from one to three years at prices ranging from $1 to $6. In addition, the purchase agreement provides for a purchase price adjustment of additional shares of our common stock if certain conditions relating to trading of our stock are not met.

The Company has elected to cease providing cable programming services effective March 31, 2000. We have offered our existing customers the option to become Direct TVTM (a digital satellite system) customers. If they choose to convert to Direct TVTM, AWS will sell the digital satellite equipment to the customer and supply free installation of the system. If a customer chooses not to covert, they will simply be disconnected by the Company. In either case, the customer will be removed from the AWS customer list and billing system. A single television system costs the Company $49.95 and will be sold to the customer for $100.00. A dual-television system costs the Company $135.95 and will be sold to the customer for $200.00. A triple-television system costs the Company $185.00 and will be sold to the customer for $300.00. The cost to the Company for installation will be $70.00, which is fully rebated by Direct TV (TM) once the system is installed. All revenues and expenses will be accounted for appropriately as exist revenues and costs.

We will continue offering Direct TV (TM) to new customers. We will charge for purchase of the digital satellite equipment needed to receive Direct TV
(TM), and we will also receive a percentage of monthly subscription charges for the service.

The Company previously impaired or recorded valuation allowances against identifiable cable television fixed assets, inventory, and subscriber premises equipment. The carrying value of remaining cable televisions assets at December 31, 1999, is considered immaterial.

In January 2000, we also signed letters of intent to purchase four unrelated entities and assume the liabilities of their businesses. Combined purchase prices total approximately 12.1 million shares of our common stock plus 59.2 million warrants exercisable for up to from one to three years at prices ranging from $1 to $6.

All of these possible future acquisitions are subject to material contingencies and events which may prevent the consummation of each acquisition. We have described these proposed transactions in more detail in Possible Future Acquisitions, page 4.


New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We adopted SFAS 130 for the period ended December 31, 1997, which had no material effect on the accompanying financial statements.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires us to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries where we operate. The Statement also requires that we report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in our general-purpose financial statements, and changes in the measurement of segment amounts from period to period. We adopted SFAS 131 for the period ended December 31, 1997.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ('AcSEC') issued Statement of Position ('SOP') 98-5, 'Reporting on the Costs of Start-up Activities.' SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. We adopted SOP 98-5 on January 1, 1999. We believe that the adoption of this statement will not have a material effect on our financial position or results of operations.

Results of Operations

Results of Operations for the Year Ended December 31, 1999, as Compared to the Year Ended December 31, 1998

During the year ended December 31, 1999, we discontinued new installations of our cable TV service because it appeared to be unprofitable, and we focused on building a new business providing Internet access service, of both the land based (telephonic) and microwave kinds. In 1999, we had a net loss of $1,156,862, which was a $462,548 (67%) increase from our loss of $694,314 in 1998. Our basic loss per share was $.27 in 1999, an increased loss of $.06 (28%) per share from a loss of $.21 per share in 1998.

Our 1999 revenues increased by $57,754 (55%) to $162,250, up from $106,602 in
1998. The Dibbs acquisition increased the number of our Internet customers from about 260 to about 1,000 (by February 2000 the number had decreased to about 885) and substantially increased our cash flow from operations, though it did not increase cash flow enough to make us profitable overall. We acquired Dibbs in August 1999. For the six months ended December 31, 1999, our total revenue was $119,758. This represents an increase of $77,286 (182%) from total revenue of $42,490 in the six months ended June 30, 1999 and an increase of $56,076 (88%) from total revenues of $63,685 in the six months ended December 31, 1998. Revenue from the Dibbs subscribers accounted for nearly all of this increase.

In early 1999, we ceased new cable TV installations. We hired a general manager and office manager who were much more qualified on the technical side of our business and who were able to slightly improve our operating efficiency in offering Internet service. For financial statement purposes, we consider operating expenses to be costs such as entertainment programming expense, channel lease expense, wireless cable equipment installation, maintenance and supply expense. Operating expenses increased by $26,463 (17%) to $186,303, up from $159,840 in 1998.

Our loss in 1999 was mainly due to a provision for impairment of license acquisition costs and increased general and administrative expenses. In the first half of 1999 we made a $303,797 provision for impairment of license acquisition costs. Our 1999 general and administrative expenses increased by 283,319 (79%) to $643,240, from $359,921 in 1998. For financial statement purposes, we consider general and administrative expenses to be indirect costs of running the company, such as office rent, employee compensation, consulting and professional fees. We attribute the increase mainly to increased salaries and professional fees in 1999 compared to 1998, as we incurred legal and accounting expenses in preparation of our initial registration statement under the Securities Exchange Act of 1934 and in negotiating for possible future acquisitions of other businesses. We were able to achieve economies of scale in employee expenses, but an overall increase in staff size accounted for this increase, as we hired additional technical employees to service the Internet operations. The provision for impairment plus the increased G&A more than offset our increased total income.

Depreciation and amortization expenses declined by $95,383 (34%) to $185,772 in 1999, from $281,155 in 1998, primarily because some short-lived equipment became fully depreciated by the end of 1998. We depreciate substantially all of our capitalized assets using the straight-line method.

Interest expense was approximately the same in 1999 and 1998. The interest charges are from loans made to us by two of our directors during 1997 and 1998 to fund our continued operations. On July 1, 1999, we repaid the principal amount of a $75,000 loan from one of the directors. The remaining loan from a director has matured, and the interest and principal is due and payable in full. The lender has neither demanded repayment nor declared a default in the loan, but he also have not waived his right to do so. The loan is secured by nearly all of our assets, including our wireless frequency licenses. If we are unable to renegotiate or settle this debt, the lender could demand repayment of the loan and foreclose on our property, in which case we would be unable to continue operations.


Liquidity and Capital Resources

Our financial statements for the years ended December 31, 1999 and 1998, contain a 'going concern' qualification from our auditors. We emerged from bankruptcy in early 1998 and since then have continued to sustain operating losses. During the past two years, both during and after the Chapter 11 case, we have satisfied our working capital needs primarily through our financing activities including raising capital through sale of certificates of indebtedness, loans from our directors, and the exercise of warrants that were issued as part of the Plan. In order to continue as a going concern we must develop a profitable Internet access service. We probably must also raise additional equity capital for development and expansion, possibly in a public offering of securities.

We believe that there are attractive companies in businesses similar to ours which we can acquire at reasonable prices and which will add to our net revenues, including other wireless cable operations. We made our first such acquisition in the third quarter of 1999. We have entered preliminary agreements with five other businesses to acquire them or enter into a business combination with them, but we cannot be sure that any of these preliminary agreements will be successfully concluded. Acquisition of these businesses is one potential source of increased revenue for us.

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. We have depended on the funds from exercise of these warrants to purchase our common stock for operating capital during the past year, and we expect that we will continue to depend on additional stock sales pursuant to exercise of warrants, for additional operating capital in the next year. In addition, we are exploring possible acquisitions of similar businesses with positive cash flow to improve our financial position. Failure to make successful and profitable acquisitions or to raise more capital from warrant exercises or may jeopardize our continued operations.

Secured loans from two of our directors in the principal amount of $250,000, plus accrued interest of $44,472, became due and payable on March 31 and May 21, 1999. At December 31, 1999, total accrued interest was $57,973. The principal amount of one of the loans was repaid in July 1999, but the
principal on the second loan of $175,000 remains due and unpaid.   The
director has not demanded repayment of the outstanding principal and interest, but neither has he waived his right to demand payment or declare a default. We are attempting to settle or renegotiate the outstanding loan, but if we are unable to settle or renegotiate, we could not repay it from our cash reserves without jeopardizing our capital reserves. The loan is secured by all of our property including our FCC licenses, which are essential to our continued operations.

Under SFAS No. 121, we are required to periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We implemented the provisions of this policy for the years ended December 31, 1999, 1998, and 1997.

After considering the Company's history of operating losses and the uncertainty of a continuation of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company determined that assets with a carrying value of $465,500 had been impaired at June 30, 1999, according to the provisions of SFAS No. 121, and wrote down the carrying value of such assets by $303,797 as of June 30, 1999, to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings from alternative uses for these assets.

We had total assets of $585,988 at December 31, 1999, and $794,892 at December 31, 1998. December 31, 1999, license acquisition costs represented $138,603 (23% of our total assets), compared to $532,000 (70% of our total assets) at December 31, 1998. This decrease represented amortization of these costs in 1999 of $80,600, and the impairment charge of $303,797. License acquisition costs include costs incurred to develop or acquire our wireless cable licenses. All of our licenses were acquired prior to January 2, 1998.

Our inventory dropped by $31,893 (71%) from December 31, 1998 to December 31, 1999. After deciding to discontinue our wireless cable TV service, we wrote down the value of our inventory related to wireless TV. The carrying value of our remaining cable television assets as of December 31, 1999, is considered immaterial. In addition, growth of our high speed Internet service has been slow, so we only used a few of our high speed modems, the cost of which was not material to our statements. Our prepaid expenses fell $4,500 to $13,500 at December 31, 1999, from $18,000 at December 31, 1998, (a
25% decrease), and deposits decreased to $300 at December 31, 1999 from $15,900 at December 31, 1998, as we continued to amortize our prepaid lease
expenses and lease deposits.   License acquisition costs and organization
costs continued to decrease in the first half of 1999 because of depreciation and amortization of those costs.

Operating Activities. For the year ended December 31, 1999, cash used in operating activities was $608,123, compared to cash used in 1998 operating activities of $448,883. Our operating loss rose in 1999 compared to 1998 because we took a $303,797 charge for impairment of our license acquisition costs and we increased operations and hired staff to ramp up our Internet business.

Investing Activities.

In 1999, we purchased Dibbs Internet Services, Inc., for $225,000 cash. Of that amount, we recorded $208,005 as goodwill, to be amortized over the next 3 years. This is the first such acquisition since we emerged from bankruptcy. The remainder of investing activities in 1999 and all investing in 1998 were property and equipment purchases for Mobile, Alabama, operations to provide high speed Internet services through our MMDS microwave transmitters. We purchased $37,807 in property and equipment in 1999 and $22,151 in 1998.

Financing Activities.

In 1999, our cash from financing activities increased radically. In 1999, we raised $1,026,425 from the exercise of warrants issued as part of the Mobile LLC plan of reorganization, which was partially offset by repayment of a $75,000 loan from a director. We used the funds we raised to meet operating expenses. In 1998, we raised $417,836 from the issuance of warrants ($156,986), sale of additional debtor certificates ($185,850), and cash loans from insiders ($75,000). The 1998 activities were partially offset by discharging $138,320 for prepetition liabilities. As a result, the net cash raised from financing activities increased by $693,176 (248%) to $972,692 in 1999, from $279,516 in 1998. Because of the lack of net revenues from operations, these financing activities were essential to our ability to meet expenses in both years.


Year 2000 Compliance

In general, Year 2000 issues relate to the way that many computer programs refer to dates and their ability to recognize dates after the end of 1999.
 In 1999, we reviewed our information systems and non-information based, automated systems for Year 2000 compliance. We upgraded some software systems to resolve Year 2000 concerns at a total cost of about $6,650. Neither we nor our suppliers or customers have had any Year 2000 problems to date.


Item 7.     Financial Statements and Supplementary Data

See, pages F-1, et seq., included herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Each of our directors became directors upon the confirmation of the Plan of Mobile Limited Liability Company which capitalized our Company in January 1998. The directors are divided into three classes, each serving staggered terms of up to three years.

Name               Position         Biographic Information
----               --------          ----------------------

Class of 2002

Terry L. Hopkins     Director         Ms. Hopkins, 53, has managed her
                                    private investments since 1991.  She
                                    also serves on the Board of Directors of Pacific Diagnostic Technologies, Inc., an OTC- Bulletin Board company.

Class of 2001

Monte Julius       President,       Mr. Julius, who is 66, became involved
                   Director         with our Company as an Director investor
                                    in Mobile Wireless Partners in 1994. He was semi-retired prior to joining us, and since 1981 he has owned and managed residential properties and operated a plastic tools manufacturer.

Demetrios Tsoutsas Chairman of      Mr. Tsoutsas, 66, is owner and President
                   the Board of     of Melstrom Manufacturing the Board of
                   Directors        Corporation, engaged in military
                                    procurements as a prime contractor
                                    to the U.S. Department of Defense and
                                    various airframe manufacturers.  He is
                                    founder, President, and C.E.O. of Super-
                                    Tech, L.L.C., a maker of machine parts
                                    under subcontracts with the U. S.
                                    Department of Defense and for private
                                    industry, since 1996. From 1975 to 1996, he founded and operated several companies in the military procurement industry, including D&A Electronics Manufacturing
                                    Company, Inc, and Ulysses, Inc. He also founded Pluto Industries, Inc., an electro- mechanical product manufacturer, in 1975. He received a degree in electrical engineering from the Greek Air
                                    Force Academy in 1954.  He became
                                    involved with our Company as an investor in Mobile Wireless Partners and member of their management committee in 1994, and was also a director of Mobile LLC.

Class of 2000

Oscar Hayes           Secretary,      Mr. Hayes, 65, has owned and operated
                   Director        Hayes Appraisal in Albany, Georgia, since
                                   1986.

Miles Humphrey     Treasurer,      Mr. Humphrey, 75, has been retired since
                   Director        1992.  He owned and operated a chicken
                                   farming and egg production company, Beaver
                                   Valley Eggs, Inc., from 1971 until his
                                   1992 retirement.

We do not have committees of the Board of Directors, and all Directors participate in decisions regarding compensation of management, including Mr. Julius, who is the Chief Executive Officer as well as a Director.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish the Company with copies of all such reports they file. Director Terry L. Hopkins filed one late report of sales of securities during 1999. Except for this report, and based solely upon a review of the copies of the form furnished to the Company, or representations from certain reporting persons that no reports were required, we believe that no other persons failed to file required reports on a timely basis during or in respect of 1999.

Item 10.     Executive Compensation

Summary Compensation Table

The following table summarizes the compensation of our President for 1999 and 1998.

                                  Long Term Compensation (1)
                               -------------------------------

                                     Restricted         Securities Underlying
                             Salary  Stock Awards (2)   Options/SARs (3)
----------------------------------------------------------------------------
Monte Julius,
 President       1999       $16,000      -                      -
                 1998       $12,000   $10,400                  130,132

(1)     No market existed for our common stock during 1999.

(2) On December 18, 1998, Mr. Julius was awarded 14,532 restricted shares of common stock for his services. The Board of Directors valued these shares at $10,400, or $0.72 per share, on the date of the award.

(3) As part of the Plan, we agreed to award Mr. Julius options to purchase 115,600 shares of common stock at $0.25 per share pursuant to our stock award and long term incentive plan, which was adopted in December 1997, prior to confirmation of the Plan. In addition, on December 18, 1998, the Board of Directors awarded Mr. Julius 14,532 Class B Warrants with an exercise price of $1.00 per share, as compensation for his services.

We did not grant any stock options or stock appreciation rights to any officer or director during 1999, but we did extend the expiration date of the options issued to directors in 1998 until January 8, 2002.

Year End Stock Option Value

Mr. Julius did not exercise any stock options in 1999. We have not granted Mr. Julius any stock appreciation rights. At December 31, 1999, all of Mr. Julius' options to purchase our stock listed above were exercisable, including his warrants to purchase 18,492 shares of common stock. The following table describes the options and warrants held by Mr. Julius at year end, 1998.

  Aggregated Option Exercises in 1999 and 12/31/99 Option Values
-----------------------------------------------------------------------------
                                             Number of
                                             Securities      Value of
                                             Underlying      Unexercised In-
                                             Unexercised     the-Money
                                             Options at      Options at
                                             12/31/99 (2)    12/31/99

                 Shares Acquired   Value     Exercisable/    Exercisable/
                 on Exercise       Realized  Unexercisable   Unexercisable
-----------------------------------------------------------------------------

Monte Julius,
President              0           $0          134,092/0      $86,700/0 (1)

(1) There was no market for our common stock at the end of 1999 on which to base a valuation of Mr. Julius' shares at year end. We estimated the value of the common stock at $1.00 per share on December 31, 1999, which is the highest price at which some of our outstanding warrants have been exercised within the past 6 months. We did not obtain any independent valuation of the stock price. Because no public market exists and we do not have an independent valuation on which to base an estimated value, we cannot be sure that we accurately valued Mr. Julius' options at year end.

(2) Includes warrants to purchase shares as well as options to purchase shares.

Directors' Compensation

Directors are reimbursed for their travel and related expenses to attend Board meetings. The directors received no other compensation for their services during 1999.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table contains information about the ownership our common stock, as of December 31, 1999, by our directors or executive officers. This information was given to us by the stockholders, and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934. On December 31, 1999, 4,941,146 shares of our common stock were outstanding. No stockholder beneficially owned more than 5% of our common stock.

                                             Shares Owned (1)
                                            -----------------
Shareholder                              Number              Percent
-----------                             --------            ---------
Monte Julius                             152,584              3.01%
Demetrios Tsoutsas (2)                   102,600              2.04%
Oscar Hayes                              102,600              2.04%
Miles Wm. Humphrey, Jr.                  116,400              2.31%
Terry L. Hopkins                          73,334              1.47%
All directors and officers as
 a group (5 persons)                     547,518             10.13%

(1) Includes shares which the listed director has the right to acquire within 60 days after December 31, 1999, from options or warrants. Each director received the options listed below as compensation for their service as director in 1998. Each of them also received the warrants listed below in exchange for their claims against Mobile LLC as part of the plan of reorganization. The options and warrants are all currently exerciseable.

                            Options      Warrants              Total
                           ---------    ----------          -----------
Monte Julius                115,600       18,492              134,092
Demetrios Tsoutsas           75,000       13,800               88,800
Oscar Hayes                  75,000       13,800               88,800
Miles Wm. Humphrey, Jr.      75,000       20,700               95,700
Terry L. Hopkins             50,000        8,162               58,162
All officers and directors
 as a group                 390,600       74,954              465,554

        Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options by adding (1) the number of exercisable options for that person to (2) the number of total shares outstanding, and dividing that result into (3) the total number of shares and exercisable options owned by that person.

(2)     Includes shares owned by Mr. Tsoutsas' spouse.

Item 12.  Certain Relationships and Related Transactions

On May 21, 1997, Directors Oscar Hayes loaned $75,000 and Demetrios Tsoutsas loaned $100,000 to Mobile LLC, with interest at 9% and secured by a lien on all license agreements including our FCC licenses, contracts, accounts receivable, equipment leases and other choses in action and all of its
equipment at its principal place of business in Mobile, Alabama.   The Plan
provided that two debts were to be paid in full, in cash plus interest at the rate of 9% per annum, one month after confirmation of the plan. Mr. Hayes and Mr. Tsoutsas agreed to extend the loans for one year, to May 21, 1999, on the same terms. In addition, on March 31, 1998, Mr. Tsoutsas loaned us an additional $75,000 on the same terms, for one year, again secured by all of the Company's assets.

These loans became due and payable on March 31 and May 21, 1999. On July 1, 1999, we repaid the $75,000 principal of Mr. Hayes' loan, though the interest
on that loan remains unpaid.   At December 31, 1999, $271,810 in principal
and accrued interest remains due and unpaid on the two loans. Mr. Tsoutsas has not demanded repayment of the amount owed, but neither has he waived his rights to demand payment or declare a default. We expect to settle or renegotiate the loan, but if we are unable to settle or renegotiate, we could not repay them from our cash reserves without jeopardizing our capital reserves. The loan is secured by all of our property including our FCC licenses, which are essential to our continued operations. See, Note 6 to our Financial Statements.


Item 13.Exhibits, Lists, and Reports on Form 8-K

(a) Certain of the exhibits set forth in the following index are incorporated by reference.

2.1 Plan of Reorganization and Disclosure Statement, In Re: Mobile Limited Liability Company d/b/a Mobile Wireless TV, Debtor, Case No. 397-37735-HCA-11, In Proceedings Under Chapter 11, U.S. Bankruptcy Court, Northern District of Texas, Dallas Division (November 6,
        1997), incorporated by reference to the Company's Form 10-SB filed on June 29, 1999.

2.2 Agreement to Purchase Assets between Advanced Wireless Systems, Inc.,and Dibbs Internet Services, Inc., incorporated by reference to the Company's Form 8-K dated August 25, 1999.

2.3 Bill of Sale from Dibbs Internet Services, Inc., to Advanced Wireless Systems, Inc., incorporated by reference to the Company's Form 8-K dated August 25, 1999.

3.1 Articles of Incorporation of Advanced Wireless Systems, Inc., incorporated by reference to the Company's Form 10-SB filed on June 29, 1999.

3.2 Bylaws of Advanced Wireless Systems, Inc., incorporated by reference to the Company's Form 10-SB filed on June 29, 1999.

27.1   Financial Data Schedule

(b)    Reports on Form 8-K

On September 9, 1999, we filed a Form 8-K dated August 25, 1999, to report our purchase of Dibbs Internet Services, Inc., for $225,000. On November 30, March 3, and March 10, 2000, we amended this 8-K to first include financial information for Dibbs and pro forma financial statements for our Company, and then to include full audited financial statements for Dibbs and pro forma financial statements for our Company, reflecting the Dibbs acquisition.

                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED WIRELESS SYSTEMS, INC.


Date: March 29, 2000            /s/ Monte Julius
                                -------------------------------
                                Monte Julius, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.


Date: March 29, 2000             /s/ Monte Julius
                                --------------------------------
                                Monte Julius, President and Director
                                (Principal Executive Officer)
                                (Principal Financial Officer)

Date: March 29, 2000            /s/ Terry L. Hopkins
                                ---------------------------------
                                Terry L. Hopkins, Director

Date: March 29, 2000           /s/ Demetrios Tsoutsas
                               ----------------------------------
                                Demetrios Tsoutsas, Director

Date: March 29, 2000           /s/ Oscar L. Hayes
                               -----------------------------------
                                Oscar Hayes, Director

Date: March 29, 2000           /s/ Miles William Humphrey, Jr.
                              ------------------------------------
                                Miles William. Humphrey, Jr., Director

                         ADVANCED WIRELESS SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                                     WITH
                        REPORT OF INDEPENDENT AUDITOR'S
                        AS OF DECEMBER 31, 1999 AND 1998

                        ADVANCED WIRELESS SYSTEMS, INC.



                               TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Report of Independent Auditor's...................................F-1

Financial Statements
--------------------

  Balance Sheets..................................................F-4

  Statements of Operations........................................F-5

  Statements of Capital...........................................F-6

  Statements of Cash Flows........................................F-7

  Notes to Financial Statements...................................F-8

                      REPORT OF INDEPENDENT AUDITOR'S

To the Board of Directors and Shareholders
Advanced Wireless Systems, Inc.


We have audited the accompanying balance sheets of Advanced Wireless Systems, Inc. as of December 31, 1999 and 1998, and the related statements of operations, capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Advanced Wireless Systems, Inc., as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                              BROWN ARMSTRONG RANDALL
                              REYES PAULDEN & McCOWN
                              ACCOUNTANCY CORPORATION


Bakersfield, California
March 3, 2000
                               - F-1 -

                        ADVANCED WIRELESS SYSTEMS, INC.
                              BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                             1999                1998
                                         ------------         ---------
ASSETS
Current Assets
  Cash                                   $  113,228          $  56,168
  Accounts receivable, net                    8,784              2,608
  Accounts receivable, related parties       15,200               -
  Prepaid expenses                           13,500             18,000
  Inventories                                13,056             44,949
                                         ------------         ---------
    Total Current Assets                    163,768            121,725
                                         ------------         ---------
Fixed Assets, net of depreciation           102,222            115,077
                                         ------------         ---------
Other Assets
  Deposits                                      300             15,900
  License acquisition costs, net            138,603            532,000
  Other intangibles, net of amortization
   of $97,336 and $57,737 at December 31,
   1999 and 1998, respectively              181,095             10,189
                                         ------------         ---------
    Total Other Assets                      319,998            558,089
                                         ------------         ---------
    Total Assets                       $    585,988         $  794,892
                                         ============         =========
                                                            (Continued)
   (The accompanying notes are an integral part of these financial statements.)
                                    - F-2 -

                       ADVANCED WIRELESS SYSTEMS, INC.
                              BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998

                                         1999                   1998
                                    --------------          ------------

LIABILITIES AND CAPITAL
Liabilities
  Current Liabilities
    Accounts payable                  $   20,796                  -
    Debtor certificates                    6,000                 6,000
    Notes payable, related parties       175,000               250,000
    Warrants subscribed                   21,267                  -
    Accrued payroll taxes                  4,402                 5,231
    Accrued interest payable              57,972                38,847
                                    --------------          ------------
      Total Current Liabilities          285,437               300,078
                                    --------------          ------------

Commitments and Contingencies (Note 10)     -                     -

      Total Liabilities                  285,437               300,078

Capital
  Common stock, $.01 par value,50,000,000
    Shares authorized, 4,989,342 and
    3,832,009 Shares issued and outstanding
    at December 31,1999 and 1998,
    respectively                          48,893                38,320
  Additional paid in capital           2,139,176             1,169,024
  Accumulated deficit                 (1,888,518)             (712,531)
                                    --------------          ------------
      Total Capital                      300,551               494,813
                                    --------------          ------------
      Total Liabilities and Capital  $    585,988         $    794,891
                                    ==============          ============
  (The accompanying notes are an integral part of these financial statements.)
                                   - F-3 -

                        ADVANCED WIRELESS SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          1999                  1998
                                     --------------          ------------
REVENUES
  Service and other                   $   162,250           $   104,496
  Installation                               -                     -
                                     --------------          ------------
Total Revenues                        $   162,250           $   104,496
COSTS AND EXPENSES
  Operating                               186,303              159,840
  General and administrative              643,240              359,921
  Depreciation and amortization           185,772              281,155
  Impairment of license acquisition costs 303,797                 -
                                     --------------          ------------
Total Costs and Expenses                1,319,112              800,916
                                     --------------          ------------
Net Loss from Operations               (1,156,862)            (694,314)
                                     --------------          ------------
OTHER INCOME (EXPENSE)
  Interest income                            -                   2,230
  Interest expense                        (19,125)             (20,447)
  Recovered funds, bankruptcy                -                    -
                                     --------------          ------------

Total Other Income (Expense)              (19,125)             (18,217)

Net Loss                           $   (1,175,987)       $    (712,531)
                                     ==============         =============
Basic Loss Per Share               $        (0.27)       $       (0.21)
                                     ==============         =============

Weighted Average Number of Shares
 Outstanding                            4,426,029             3,359,027
                                     ==============         =============
  (The accompanying notes are an integral part of these financial statements.)
                                  - F-4 -

                         ADVANCED WIRELESS SYSTEMS, INC.
                           STATEMENTS OF CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                           Common                 Additional   Accum-
                Partners'  Stock          Par     Paid-in      ulated
                Capital    Shares         Value   Capital      Deficit    Total
                ---------  ---------     -------  ----------  ---------  ------
Balance,
 12/31/97      $ 817,358                   $   -   $  -    $    -    $  817,359
Recapitalization
 and conversion
 of Partnership Debtor
 Certificates to
 Common Stock   (817,358)      3,192,518    31,925 785,433      -
Conversion of Debtor
 Certificates to Common
 Stock                -          446,000     4,660 228,340      -       233,000
Exercise of Class A
 Common Stock
 Warrants             -           66,020     660    48,855      -        49,515
Exercise of Class B
 Common Stock
 Warrants             -          107,471   1,075   106,396      -       107,471
Net Loss              -             -        -        -    (712,531)   (712,531)

Balance, 12/31/98     -        3,832,009  38,320 1,169,024 (712,531)    494,813

Exercise of Class A
 Common Stock
 Warrants             -          243,632   2,436   180,288     -        182,724
Exercise of Class B
 Common Stock
 Warrants             -          843,701   8,437   835,264      -       843,701
Shares issued as cost
 of Capital           -           70,000     700      (700)     -        -
Cost of Capital       -              -        -    (44,700)     -       (44,700)

Net Loss              -              -        -      -    (1,175,987)(1,175,987)
Balance, 12/31/99 $   -        4,989,342  49,893 2,139,176(1,888,518)   300,551
                  ==========   =========  ====== ========= ========== =========
   (The accompanying notes are an integral part of these financial statements.)
                                   - F-5 -

                         ADVANCED WIRELESS SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999          1998
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (1,175,987) $   (712,531)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                          185,772       281,155
 Write off cable TV premises equipment                     8,586           -
  Impairment of license acquisition costs                303,797           -
  Changes in operating assets and liabilities:
    Trade accounts receivable                             (6,176)         (675)
    Accounts receivable related parties                  (15,200)          -
    Prepaid expenses                                       4,500       (18,000)
    Inventory                                             31,893        13,358
    Deposits                                              15,600        18,950
    Postpetition liabilities                                 -         (61,500)
    Accounts payable                                      20,796           -
    Accrued interest                                      19,125        29,647
    Accrued payroll taxes                                   (829)          713
                                                    ------------   ------------
Net Cash Used in Operating Activities                   (608,123) $   (712,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                      (37,809)      (22,151)
Purchase of Dibbs Internet Service                      (225,000)          -
                                                    ------------   ------------
                                                        (262,809)      (22,151)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
 warrants                                              1,026,425      156,986
Warrants subscribed                                       21,267          -
Cost of capital                                          (44,700)         -
Proceeds from sale of debtor certificates                    -        185,850
Proceeds from issuance of notes                              -         75,000
Repayment of related party notes payable                 (75,000)         -
Prepetition liabilities                                      -       (138,320)
                                                    ------------   ------------
Net Cash Provided by Financing Activities                927,992      279,516
                                                    ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents      57,060     (191,518)
Cash and Cash Equivalents, beginning of year              56,168      247,686
                                                    ------------   ------------

Cash and Cash Equivalents, end of year               $   113,228    $  56,168
                                                    ============   ============

NONCASH TRANSACTIONS:

Conversion of Debtor Certificates to Common
 Stock Cost of Capital                               $       -     $1,050,358
                                                    ============   ============
  (The accompanying notes are an integral part of these financial statements.)
                                     - F-6 -

                         ADVANCED WIRELESS SYSTEMS, INC.
                         NOTES TO THE FINANCIAL STATEMENT
                               DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mobile Limited Liability Company, LLC (the 'Debtor') was a Nevada limited liability company formed on April 25, 1994 for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners ('Partners') comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the 'Company'). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 'B' Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishment of an intercompany loan from Partners totaling $100,000, which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of inter-company receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of assets under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

Reorganization

On August 23, 1997, the Debtor filed a Petition with the United States Bankruptcy Court in the Northern District of Texas, for relief under Chapter 11 of the U.S. Bankruptcy Code, Case Number 397-37735-HCA-11. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-Possession. On October 18, 1997, the Bankruptcy Court further authorized the issuance and sales of up to $1,000,000 in Certificates of Indebtedness to raise new capital for the Company pursuant to Section 364(c) of the Code. On November 6, 1997, the Company filed a proposed Plan of Reorganization (the 'Plan'). Under the Plan, a new corporation would be formed such that, upon confirmation of the Plan, all assets and liabilities of the Debtor would be assumed by the corporation, and all equity interests in the Debtor would be extinguished. The resulting reorganized debtor, Advanced Wireless Systems, Inc., would carry on the business activities of the Debtor. On January 8, 1998, the Bankruptcy Court confirmed the Company's Plan, which provided for the following:

Prepetition liabilities subject to compromise - these unsecured claimants may have portions of their claims rejected. Pursuant to the Plan, creditors with claims less than $1,000 will be paid in full by the Company following confirmation. Creditors with claims in excess of $1,000 will either be paid an amount agreed to by the parties in interest, or may elect to receive shares of the Company's common stock in lieu of payment. All liabilities within this category have been discharged as of December 31, 1998.
                                    - F-7 -

Postpetition liabilities - These amounts include professional fees, costs of administration, wage and tax claims, and certificate of indebtedness note holders. Claimants for professional fees and certificate holders may elect to receive shares of the Company's common stock in lieu of payment. All liabilities within this category have been discharged as of December 31, 1998.

Management Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Revenue Recognition

Revenues from wireless subscription services are recognized monthly upon billing. Initial hookup revenue is recognized to the extent of direct selling costs incurred. To date, direct selling costs have exceeded installation revenues. Revenues from Internet services are recognized monthly upon billing.

Inventory

Inventories consist of high speed modems held for resale and installation materials, including antennas, cabling, and various other hardware and parts. Inventory is stated at the lower of cost (first in, first out) or market. Provision has been made for overstocked, slow moving, and obsolete inventory.

Depreciation

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

License Acquisition Costs

License acquisition costs include costs incurred to develop or acquire wireless cable licenses. These costs are deferred and amortized ratably over 5 years.

In the second quarter of 1999, the Company determined that assets with a carrying value of $465,000 were impaired according to the provisions of SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' Fair value was determined based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets as indicated by the decision to discontinue new installations for wireless cable television service in early 1999, as well as estimates made in the second quarter of the future earnings from alternative uses for these assets such as high-speed Internet access.

Marketing and Direct Selling Costs

Marketing and direct selling costs are expensed as incurred. These costs totaled $26,092 and $12,612 at December 31, 1999 and 1998, respectively.
                               - F-8 -

Fair Value of Financial Instruments

The carrying value of cash, receivables, and accounts payable approximates fair value due to the short maturity of these instruments.

In management's opinion, the carrying value of notes payable and other short-term debt also approximates fair value.

The fair value of the Company's notes payable and other short-term debt is estimated based on the rate of return, adjusted for risk, received by purchasers of the Company's debtor certificates, as the certificates represented the best estimate of the Company's cost to borrow on an arms-length, unsecured basis. The adjustment to the rate of return for the secured, related notes payable, as derived by comparing secured and unsecured US government obligations, was not material.

Impairment of long-lived assets (SFAS 121)

In March 1995, the FASB issued SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995.

After considering the Company's history of operating losses and the uncertainty of a continuation of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company evaluated the ongoing value of its FCC license acquisition costs. Based on this valuation, the Company determined that assets with a carrying value of $465,500 were impaired according to the provisions of SFAS No. 121, and wrote down the carrying value of such assets by $303,797 as of June 30, 1999 to their estimated fair value. Fair value was based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets, and estimates of the future earnings from alternative uses for these assets.

Common Stock

The Company has authorized 50,000,000 shares of $.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or dates, conversion prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

Warrants

Warrants to purchase up to 2,218,438 shares of Common Stock of the company, issued pursuant to the Plan of Reorganization and in conjunction with the conversion of Debtor Certificates, were outstanding at December 31, 1999. The warrants issued by the Company include 'A' and 'B' warrants having an exercise price of $.75 and $1.00, respectively. All outstanding warrants had original expirations of May 31, 1999, but were subsequently extended until January 14, 2000.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. There are no provisions for income taxes for the years ended December 31, 1999 and 1998, as the Company experienced losses. Management has established a complete allowance for the deferred tax asset arising from possible future utilization of operating losses. 1998 was the first year in which the Company would report taxes as a corporation.
                                   - F-9 -

Earnings Per Share (SFAS 128)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), 'Earnings Per Share', which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

Stock-based Compensation (SFAS 123)

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation.' This statement applies to the financial statements for fiscal years beginning after December 15, 1995. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation costs is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation costs are the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company has elected to account for stock-based compensation under APB Opinion No. 25. The provisions of this statement have been implemented for the years ended December 31, 1998 and 1999.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 has been adopted by the Company for the period ended December 31, 1997, which had no material effect on the accompanying financial statements.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the period ended December 31, 1997, which had no material effect on the accompanying financial statements or required disclosures.
                                   - F-10 -

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ('AcSEC') issued Statement of Position ('SOP') 98-5, 'Reporting on the Costs of Start-up Activities.' SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs, which had no material effect on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 2 - INVENTORIES

Inventories at December 31, consist of the following:
                                                          1999         1998
                                                      ----------    ---------
Inventory held for resale - modems                    $   6,281    $   24,195
Installation materials                                   11,775        20,754
                                                      $  13,056    $   44,949
                                                      ==========   ===========
NOTE 3 - FIXED ASSETS

Furniture and equipment at December 31, are summarized as follows:

                                                          1999         1998
                                                      ----------    ---------
 Cost:
    Machinery and equipment                           $ 618,789     $ 566,485
    Furniture and fixtures                               21,801        21,801
    Auto and trucks                                       5,325         5,325
    Subscriber installation costs                        12,720        47,700
    Accumulated depreciation                          (556,413)      (526,324)
                                                      ----------    ---------
                                                     $ 102,222      $ 115,077
                                                      ==========   ===========

Depreciation expense totaled $72,494 and $56,753 at December 31, 1999 and 1998, respectively.

NOTE 4 - INTANGIBLES

Intangibles consist of the following:
                                                          1999         1998
                                                      ----------    ---------
Purchased goodwill                                 $    208,005    $      -
Organization costs                                       67,926           -
Non-compete agreement                                     2,500           -
Accumulated amortization                                (97,336)          -
                                                      ----------    ---------
                                                   $    181,095    $      -
                                                      ==========   ===========
NOTE 5 - OPERATING LEASES

The Company leases office and warehouse space subject to a six year lease, expiring September 30, 2000. The lease provides for monthly lease payments of $2,800, and extends the option to renew the lease for three successive three-year terms. Upon execution of the lease, the Company delivered $33,600 to the
                                   - F-11 -

Lessor as deposit for the sixth year's base payments, or as security in the event of default. In late 1998, the Company negotiated with the Lessor to allow the Company to apply its security deposit toward the monthly rent at the rate of $1,500 per month, while only requiring the Company to make monthly cash payments of the remaining $1,300 beginning January 1999. Accordingly, the prepaid portion of the deposit has been reclassified to a prepaid asset. On July 1, 1999, the lease was further negotiated to reduce the monthly rental amount by $325 in return for allowing a portion of the leased space to be used by Lifeline Industries.

The Company leases the site for its transmitter subject to a five-year lease expiring March 13, 2000. The lease provides for monthly payments of $1,000.

The Company leases four Instructional Television Fixed Service (ITFS) programming channels, referred to as the 'E Block', subject to a five-year lease term expiring May 9, 1999. The base provides for monthly base payments of $2,000, and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years.

The Company leases four Multipoint Distribution Service (MDS) programming channels, referred to as the 'G Block' subject to an initial five-year term, with an automatic five year renewal term, having been renewed on March 22, 1996, and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the first right of refusal to negotiate a new lease agreement for the channels.

As discussed in Note 1, amounts paid by the Company to acquire the channel leases have been capitalized as licensed acquisition costs and are being amortized over 5 years. Amortization expense related to these assets totaled $89,600 and $104,241 for the years ended December 31, 1999 and 1998, respectively. The monthly lease payments are expensed, and totaled $28,400 and $33,000 at December 31, 1999 and 1998, respectively. Other rents totaled $54,469 and $44,498 at December 31, 1999 and 1998, respectively.

Future minimum lease payments under the Company's operating leases are as follows:

  2000                   $37,800
  2001                    17,400
  2002                    14,400
  2003                    14,400
  2004                                                 3,600

Effective November 3, 1999, the Company entered in to a 24-month non-cancelable lease agreement with Cisco Systems, Inc., for a router necessary to provide internet access to customers. The lease renews automatically for subsequent non-cancelable periods of one year unless written notice to purchase or terminate the lease is otherwise given ninety days prior to the next lease term. Payments are $482.25 plus applicable tax monthly; beginning in March 2000 the payment will be automatically withdrawn from the Company bank account.


NOTE 6 - NOTES PAYABLE, RELATED PARTIES

Notes payable consists of a note payable from an individual who is an officer and director of the Company. The note is secured by liens on all license agreements, channel leases, contracts, accounts receivable, equipment leases, and all additions replacements, machinery, parts and goods used by the Company in the operations of its business. The original note bore interest at 12%, however, the Plan of Reorganization subsequently amended the terms of repayment providing for interest to accrue at 9%. The balance sheets at December 31, 1999 and 1998, reflect accrued interest payable on this note and an additional note whose principal was repaid in 1999 of $57,972 and $38,847, respectively.

On July 31, 1999, a $75,000 note payable to Oscar Hayes which was reflected in the December 31, 1998 financial statements was repaid, representing full payment of the outstanding principal portion of the note payable. The Company did not pay the accrued, unpaid interest on the debt to Mr. Hayes, and the accrued
                                  - F-12 -
interest remains due and unpaid, secured by the lien previously discussed. Mr. Hayes has not demanded payment of the unpaid interest, but neither has he waived his right to demand payment or declare a default. The Company is negotiating with Mr. Hayes about the terms of the interest payment.

NOTE 7 - DEBTOR CERTIFICATES

As discussed in Note 1, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated in the program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option, convert their debt at a conversion rate of one unit of equity for each $1 lent. A unit of equity consists of two shares of Common Stock and two Class 'A' Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 "A" Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

As discussed in Note 1, The Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MDS licenses issued by the FCC and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the 'H Block' for $225,000. This transaction was effective the date of confirmation. The Plan of Reorganization also provided that the Company would issue a Debtor Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code.
The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of Common shares at a stated value of $1 each, and 3,068,066 Class 'B' Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year. In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge, transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 warrants for one year from the date of conversion. 126,000 shares of Common Stock held no such restriction. Further the shares and warrants to be issued could only be issued to the partners upon dissolution of the Partnership. The Partnership was dissolved on July 15, 1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners.


NOTE 8 - STOCK OPTION PLANS

On December 11, 1997, the Company's Board of Directors approved an Incentive Stock Option Plan for employees, officers, and directors. The plan provides for the issuance of a maximum of 1,000,000 shares of the Company's common stock, issuable at the discretion of the Board of Directors, as indicated in the Plan. As of December 31, 1999, no common stock had been issued under the Company's stock option plan.

Also on December 11, 1997, the Board of Directors authorized the issuance of 365,600 options to officers and directors of the Company, exercisable at $.25
per share for an option term of two years.   The Board of Directors elected to
extend the option term until January 8, 2002. At December 31, 1999, none of these options had been issued or exercised.

The Plan further reserved 350,000 shares of common stock to be granted in the future at an exercise price of $.25 per share.


NOTE 9 - SUBSEQUENT EVENTS

As of March 2, 2000, shareholders had exercised a total of 1,140,219 Warrants issued pursuant to the Plan of Reorganization. The exercised warrants included 260,899 'A' Warrants, and 879,320 'B' Warrants for a total of $1,114,219.
                                   - F-13 -

The Company has elected to cease providing cable programming services effective March 31, 2000. Prior to March 31, 2000, customers of Advanced Wireless Systems will be given the option to become Direct TVTM (a digital satellite system customers. If they choose to convert to Direct TVTM, AWS will sell the digital satellite equipment to the customer and supply free installation of the system. If a customer chooses not to covert, they will simply be disconnected by the Company. In either case, the customer will be removed from the AWS customer list and billing system. A single television system costs the Company $49.95 and will be sold to the customer for $100.00. A dual-television system costs the Company $135.95 and will be sold to the customer for $200.00. A triple-television system costs the Company $185.00 and will be sold to the customer for $300.00. The cost to the Company for installation will be $70.00, which is fully rebated by Direct TVTM once the system is installed. All revenues and expenses will be accounted for appropriately as exist revenues and costs.

The Company previously impaired or recorded valuation allowances against identifiable cable television fixed assets, inventory, and subscriber premises equipment. The carrying value of remaining cable televisions assets at December 31, 1999, is considered immaterial.

The Company previously impaired or recorded valuation allowances against identifiable cable television fixed assets, inventory, and subscriber premises equipment. The carrying value of remaining cable television assets at December 31, 1999, is considered immaterial.

Purchase Agreements

On February 15, 2000, the Company executed an asset purchase agreement with an unrelated entity (the 'Seller') owning the rights to certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana. The Seller is currently operating as a Debtor-in-Possession under Chapter 11 of the US Bankruptcy Code. Under the terms of the agreement, the Company will acquire all of the assets of the Seller acquired prior to confirmation of its Plan of Reorganization, and will assume and agree to pay substantially all of the Seller's indebtedness to others. The purchase price to the Seller is 8 million shares of the Company's $0.01 par common stock, plus 8 million Class C One-Year Warrants, 8 million Class D Eighteen-Month Warrants, 8 million Class E Two-Year Warrants, and 8 million Class F Three-Year Warrants. The exercise prices range from $1 to $6. In addition, the Purchase Agreement provides for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the trading of the Company's stock are not met. As of March 16, 2000, the Court had not confirmed the Seller's Plan of Reorganization.

Subsequent to December 31, 1999, the Company also signed Letters of Intent with four unrelated entities to purchase the assets and assume the liabilities of each of the businesses. Combined purchase prices total 12,094,000 shares of the Company's $0.01 par common stock, plus 4,590,000 Class C Warrants, 9,180 Class D Warrants, 13,770,000 Class E Warrants, and 4 million shares each of the Company's Class G, H, I, and J Warrants. The exercise prices range from $1 to $6.

NOTE 10 - GOING CONCERN

As discussed in Note 1, the Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company's stock will generate sufficient working capital to offset operating losses.


NOTE 11 - INCOME TAXES

Under SFAS 109 deferred tax assets or liabilities are computed based on the temporary differences between financial statements and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. At December 31, 1999, the Company had federal and state net operating loss carryforwards available of
                                 - F-14 -
approximately $1,888,520 which will expire in full by 2014.

The approximate tax effect of temporary differences which gave rise to significant deferred tax assets at December 31, 1999, are as follows:

Net operating losses                      $       736,523
Deferred tax assets valuation allowance        (736,523)
                                          ----------------
Net deferred tax assets                   $           -
                                          ================

A deferred asset of $736,523 has been provided for the $1,888,520 loss carryforward that expires in full by 2014. A valuation allowance of $736,523 has been provided to reduce the asset to the amount of tax benefit management believes the Company will realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit for the year ended December 31, 1999, is as follows:

Tax at U.S. statutory rates                            (34)%
State income taxes, net of federal tax benefits         (5)%
                                                     -------
                                                        39%
                                                     -------
Income tax benefit not recognized                       39%
                                                     =======

NOTE 12 - PURCHASE COMMITMENTS

The Company has entered into a series of noncancelable agreements to purchase entertainment programming for rebroadcast which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums. Such expenses totaled $15,921 and $65,149 in 1999 and 1998, respectively.


NOTE 13 - BUSINESS ACQUISITIONS

On August 25 ,1999, the Company purchased all of the assets of Dibbs Internet Services, Inc. ('Dibbs'), an Alabama corporation, for a purchase price of $225,000. Dibbs is an Internet service provider in Mobile, Alabama. Dibbs provided Internet services to approximately 730 Internet customers in the Mobile metropolitan area via dial-in telephone line access. The Company will continue offering Dibbs customers the telephonic Internet service that they have now, and will also offer them the opportunity to convert to use of high speed wireless Internet service. The statement of operations at December 31, 1999, includes the results of operations of Dibbs after August 25, 1999.

The Company acquired the Dibbs assets used in the operation of its Internet service, including its equipment, software, and the right to use the Dibbs trade name, for $225,000 cash, paid in full on August 25, 1999, to Dibbs and its sole shareholder and president, Diane Summers. The Company did not assume any liabilities of Dibbs in the transaction. The purchase price has been allocated as follows:

Property and equipment                    $       14,495
Non-compete agreement                              2,500
Goodwill                                         208,005
                                            -------------
Total                                     $      225,000
                                            =============
                                   - F-15 -

Purchased Goodwill will be amortized on the straight-line basis over 3 years.

The following unaudited pro forma information presents a summary of results of operations of the Company and Dibbs as if the acquisition occurred at the beginning of the fiscal year for each of the periods presented:

(Unaudited)

                                      December 31,1999    December 31, 1998

Total revenues                        $        293,690    $         223,284
Net loss                              $     (1,208,698)   $        (532,465)
Basic earnings per share              $           (.27)   $            (.16)

In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisition been consummated at the beginning of the fiscal periods or of future operations of the combined activities.
                                  - F-16 -