Form 10QSB
period 2000-03-31
ADVANCED WIRELESS SYSTEMS INC
filed 2000-05-15
CIK 1088638

-------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission File No. 0-26533


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

At March 31, 2000, a total of 5,052,847 shares of registrant's Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                      ADVANCED WIRELESS SYSTEMS, INC.
                             BALANCE SHEETS

[S]                                               [C]            [C]
                                                  March 31,      December 31,
                                                  2000           1999
                                                  (Unaudited)    (Audited)
                                                  -----------    ----------
   ASSETS

Current assets
   Cash                                           $    66,382    $  113,228
   Accounts receivable, net                            11,070         8,784
   Accounts receivable, related parties                19,289        15,200
   Prepaid expenses                                     6,900        13,500
   Inventories                                         13,056        13,056
                                                  -----------    ----------
                    Total current assets              116,697       163,768
                                                  -----------    ----------
Fixed Assets, net of depreciation                     106,664       102,222
                                                  -----------    ----------

Other assets
   Deposits                                               300           300
  License Acquisition Costs, net                      127,052       138,603
    Other intangibles, net of amortization of
    $114,983 and $97,336 at March 31, 2000,
    and December 31, 1999, respectively               163,448       181,095
                                                  -----------    ----------
Total Other Assets                                    290,800       319,998
                                                  -----------    ----------
TOTAL ASSETS                                      $   514,161    $  585,988
                                                  ===========    ==========
                                                                (Continued)

                (See Accompanying Notes to Financial Statements)

                      ADVANCED WIRELESS SYSTEMS, INC.
                             BALANCE SHEETS

                                                  March 31,      December 31,
                                                    2000           1999
                                                  (Unaudited)    (Audited)
                                                  -----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities:
    Accounts payable                              $    34,299    $   20,796
    Debtor certificates                                 6,000         6,000
    Notes payable                                      30,000            -
    Notes payable, related parties                    175,000       175,000
    Warrants subscribed                                21,267        21,267
    Accrued payroll taxes                               3,382         4,402
    Accrued interest payable                           61,909        57,972
                                                  -----------    ----------
                    Total Current Liabilities          31,857       285,437
                                                  -----------    ----------
TOTAL LIABILITIES                                     331,857       285,437

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized; 4,989,342 and 5,052,847
    issued and outstanding at December 31,
    1999 and March 31, 1999, respectively              50,528        49,893
   Additional paid in capital                       2,198,671     2,139,176
   Accumulated deficit                             (2,066,895)  ( 1,888,518)
                                                  -----------    ----------
                    Total Stockholders' Equity        182,304       300,551
                                                  -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 514,161    $  585,988
                                                  ===========    ==========

         (See Accompanying Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                  ----------------------------
                                                     2000              1999
                                               ----------------  -------------
REVENUES
   Service and other                           $      55,973     $     22,206
                                               ----------------  -------------

COSTS AND EXPENSES
   Operating                                          48,746           30,931
   General and administrative                        142,157          114,811
   Depreciation and amortization                      39,509           47,391
                                               ----------------  -------------

      Total Costs and Expenses                       230,412          193,133
                                               ----------------  -------------

      Net Loss from Operations                      (174,439)        (170,927)

OTHER EXPENSE
   Interest expense                                   (3,938)          (5,625)
                                               ----------------  -------------

     Total Other Expense                              (3,938)          (5,625)
                                               ----------------  -------------

     Net Loss                                  $    (178,377)    $   (176,552)
                                               ================  =============

Basic Loss Per Share                           $       (0.04)    $       (.04)

Weighted Average Number
   of Shares Outstanding                           5,016,885        3,913,438
                                               ================  =============

                (See Accompanying Notes to Financial Statements)

                       ADVANCED WIRELESS SYSTEMS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                        Common               Additional
                        Stock       Par       Paid-in   Accumulated
                        Shares     Value      Capital     Deficit     Total
                      ---------  ---------   ---------  ----------  ---------
Balance (Audited)
December 31, 1998     $3,832,009  $  38,320  $1,169,024  $(712,531) $494,814

Exercise of
  Class A Warrants
  for Common Stock       243,632      2,264     180 288              182,724
Exercise of
  Class B Warrants
  for Common Stock       843,701      8,437     835,264          -   843,701
Shares issued as cost
  of Capital              70,000        700        (700)         -         -
Cost of Capital                -          -     (44,700)         -   (44,700)

  Net Loss                      -          -           -  (1,175,987)(1,175,987)
                        ---------  ---------  ---------  ---------- ---------
Balance (Audited)
December 30, 1999     $4,989,342  $  49,893  $2,139,176 $(1,888,518)$300,551

Exercise of
  Class A Warrants
  for Common Stock        13,500        135       9,990          -     10,125
Exercise of
  Class B Warrants
  for Common Stock        50,005        500      49,505          -     50,005

  Net Loss                     -          -           -    (179,377)  (178,377)
                        ---------  ---------  ---------  ---------- ---------
Balance (Unaudited)
March 31, 2000        $5,052,847  $  50,528  $2,198,671 $(2,066,895) $182,304
                      ==========  ========== ========== ============ =========

         (See Accompanying Notes and Accountant's Report)

                       ADVANCED WIRELESS SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                  ----------------------------
                                                     2000              1999
                                               ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $     (178,377)   $  (176,552)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation and amortization                      39,509         47,391
     Write off of cable TV premises equipment            6,460             -
   Changes in operating assets
     and liabilities:
     Accounts receivable                                (2,286)            -
     Accounts receivable, related parties               (4,089)            -
     Prepaid expenses                                    6,600             -
     Accounts payable                                   13,502             -
     Notes payable                                      30,000             -
     Accrued interest                                    3,937          5,625
     Accrued payroll taxes                              (1,020)         3,163
                                               ----------------  -------------
   Net Cash Used in Operating Activities               (85,764)      (120,373)
                                               ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (21,212)        (6,300)
                                               ----------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercised stock warrants                             60,130        213,323
                                               ----------------  -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     (46,846)        86,650

Cash and Cash Equivalents,
  Beginning of Period                                  113,228         56,168
                                               ----------------  -------------

Cash and Cash Equivalents, End of Period        $       66,382    $   142,818
                                               ================  =============

                (See Accompanying Notes to Financial Statements)

                        ADVANCED WIRELESS SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                      MARCH 31, 2000 AND 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange
Commission for interim financial statements. In the opinion of management, the statements include all adjustments necessary for interim financial statements
(which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

Nature of Operations
--------------------

Mobile Limited Liability Company, LLC (the Debtor) was a Nevada limited liability company formed on April 25, 1994 for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile
Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company).
Additionally, the Plan included the acquisition by the Company of the Partners'
FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishment of an intercompany loan from Partners totaling
$100,000, which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of inter-company receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of assets under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

Management Use of Estimates
---------------------------

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

Reclassifications
-----------------

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 2 - DISCONTINUED SERVICES
         ---------------------

The Company has elected to cease providing cable programming services effective
March 31, 2000. Prior to March 31, 2000, customers of Advanced Wireless Systems will be given the option to become Direct TV(TM) (a digital satellite system customers. If they choose to convert to Direct TV(TM), AWS will sell the digital satellite equipment to the customer and supply free installation of the system.
If a customer chooses not to covert, they will simply be disconnected by the Company. In either case, the customer will be removed from the AWS customer list and billing system. A single television system costs the Company $49.95 and will be sold to the customer for $100.00. A dual-television system costs the Company $135.95 and will be sold to the customer for $200.00. A triple-television system costs the Company $185.00 and will be sold to the customer for $300.00. The cost to the Company for installation will be $70.00, which is fully rebated by Direct TV(TM) once the system is installed. All revenues and expenses will be accounted for appropriately as exist revenues and costs.

The Company previously impaired or recorded valuation allowances against identifiable cable television fixed assets, inventory, and subscriber premises equipment. The carrying value of remaining cable television assets at December
31, 1999, is considered immaterial.

NOTE 3 - PURCHASE AGREEMENTS
         --------------------

On February 15, 2000, the Company executed an asset purchase agreement with an unrelated entity (the Seller) owning the rights to certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and
Shreveport Louisiana.  The Seller is currently operating as a Debtor-in-
Possession under Chapter 11 of the US Bankruptcy Code. Under the terms of the agreement, the Company will acquire all of the assets of the Seller acquired prior to confirmation of its Plan of Reorganization, and will assume and agree to pay substantially all of the Seller's indebtedness to others. The purchase price to the Seller is 8 million shares of the Company's $0.01 par common stock, plus 8 million Class C One-Year Warrants, 8 million Class D Eighteen-Month
Warrants, 8 million Class E Two-Year Warrants, and 8 million Class F Three-Year
Warrants.  The exercise prices range from $1 to $6.  In addition, the Purchase
Agreement provides for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the trading of the Company's stock are not met. As of March 16, 2000, the Court had not confirmed the Seller's Plan of Reorganization.

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

NOTE 4 - GOING CONCERN
         -------------

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

The Company ceased providing cable programming services effective March 31, 2000.
We have offered our existing customers the option to become Direct TV(TM) (a digital satellite system) customers. If they choose to convert to Direct TV(TM), AWS will sell the digital satellite equipment to the customer and supply free installation of the system. If a customer chooses not to covert, they will simply be disconnected by the Company. In either case, the customer will be removed from the AWS customer list and billing system. A single television system costs the Company $49.95 and will be sold to the customer for $100.00.
A dual-television system costs the Company $135.95 and will be sold to the customer for $200.00. A triple-television system costs the Company $185.00 and will be sold to the customer for $300.00. The cost to the Company for installation will be $70.00, which is fully rebated by Direct TV(TM) once the system is installed. All revenues and expenses will be accounted for appropriately as exist revenues and costs.

We will continue offering Direct TV(TM) to new customers. We will charge for purchase of the digital satellite equipment needed to receive Direct TV(TM), and we will also receive a percentage of monthly subscription charges for the service.

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

Results of Operations for the Three Months Ended March 31, 2000, as Compared to the Three Months Ended March 31, 1999

We began to disengage from the business of offering wireless cable TV services in 1999, and we completely ceased wireless cable TV operations at the end of the first quarter of 2000. We are now offering Direct TV(TM) (a digital satellite system) to new and existing customers. Approximately 49 of our 70 remaining wireless cable TV customers converted to Direct TV(TM) prior to our cessation of wireless cable TV service.

Our revenues more than doubled in the first three months of 2000, over the same period in 1999, to $55,973 from $22,206.  In the first quarter of 2000, we derived our revenue from Internet services, while in the first quarter of last year about half of our revenue came from Internet services and half from wireless
cable services.   Our Internet service revenues were dramatically higher than this time last year mainly because of services provided to customers of Dibbs
Internet, which we purchased in the third quarter of 1999 and which did not contribute to earnings in the first quarter of 1999.

Operating expenses increased by $17,815 (58%) to $48,746, up from $30,931 in the first quarter of 1999.For financial statement purposes, we consider operating expenses to be costs such as installation, channel fees. Internet telephone costs, maintenance and supplies. These operating expenses are much lower per revenue dollar than our operating expenses when we operated wireless cable TV and paid for programming expenses and channel lease expense. In the first quarter of 2000, operating expenses were 87% of revenues, but in the first quarter of 1999, operating expenses equaled 140% of revenues.

Administrative expenses continue to more than equal revenues. In the first quarter of 2000, operating expenses were $142,157, a $27,346 (24%) increase over the same period in 1999. These expenses reflect continuing audit and legal costs to complete our financial reporting requirements and to prepare for possible proposed acquisitions, including the acquisition of DWSI. It is still to early to tell whether the proposed acquisitions (discussed in the preceding section) can be successfully completed in the near future. Because of our high administrative expense, compared to our revenues, our operating loss for the first quarter of 2000 was $174,439, which represents an increase of $3,152 (2%) from the first quarter loss in 1999 of $170,927.

CAPITAL RESOURCES AND LIQUIDITY:

Our financial statements for the years ended December 31, 1999, contain a going concern qualification from our auditors. We emerged from bankruptcy in early
1998 and since then have continued to sustain operating losses.  During the past two years, both during and after the Chapter 11 case, we have satisfied our working capital needs primarily through our financing activities including raising capital through sale of certificates of indebtedness, loans from our directors, and the exercise of warrants that were issued as part of the Plan.
In order to continue as a going concern we must develop a profitable Internet access service. We probably must also raise additional equity capital for development and expansion, possibly in a public offering of securities.

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

We had total assets of $514,161 at March 31, 2000, compared to $585,988 at December 31, 1999. The main component in the change was a drop in cash on hand, from $113,228 at December 31, 1999, to $66,382 at March 31, 2000. Our cash reserves fell as we continued to use cash to pay operating and administrative expenses.

Operating Activities

For the three months ended March 31, 2000, cash used in operating activities was $85,764, compared to $120,373 used in operating activities in the first three months of 1999. The main component was an increase in our accounts payable, including issuance of a promissory note to account for a current account payable.

Investing Activities

We paid $21,212 to purchase equipment for a new transmitter in the first three months of 2000. This represents an increase of more than 300% from $6,300 in the same period of 1999, for Internet equipment purchases.
Financing Activities

In the first quarter of 2000, we raised $60,130 from the exercise of warrants to purchase common stock, compared to $213,323 raised from the exercise of warrants in the first quarter of 1999. In both cases, we used the proceeds to pay operating expenses.

PART II

Item 2.  Changes in Securities

During the three months ended March 31, 2000, the Company issued 63,505 shares of common stock to existing shareholders pursuant to the exercise of warrants.
The Company received total consideration of $60,130 upon exercise of the warrants. These warrants were originally issued in 1998 pursuant to the confirmed Plan of Reorganization of Mobile Wireless L.L.C., the Company's predecessor. Both the warrants and the stock issued pursuant to their exercise were issued under an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


27.1           Financial Data Schedule

(b)  Reports on Form 8-K

In September 1999, we filed a report on Form 8-K dated August 25, 1999 (which we amended in December 1999), to report that we had purchased Dibbs Internet
Services, Inc., an Alabama corporation, an Internet service provider in Mobile, Alabama, for a purchase price of $225,000. We filed three amendments to this 8-K on March 3, March 10, and March 20, 2000, to revise the financial disclosures in the 8-K in response to SEC comments on our previous report, as amended.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED WIRELESS SYSTEMS, INC.


Date: May 15, 2000                               /s/
                                        ---------------------------------
                                        Monte Julius, President

                                   13
