Form 10QSB
period 2000-06-30
ADVANCED WIRELESS SYSTEMS INC
filed 2000-08-25
CIK 1088638

-------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000       Commission File No. 0-26533


                       ADVANCED WIRELESS SYSTEMS, INC.

           Alabama                                  63-1205304
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification No.)

                            716 College Avenue, Suite A-2
                            Santa Rosa, California  95404
                      (Address of principal executive offices)

                 Issuer's telephone number:     707-576-1008

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

At Jun3 30, 2000, a total of 5,437,538 shares of registrant's Common Stock were outstanding.

                                    CONTENTS

PART I - FINANCIAL INFORMATION ............................................  1
         ITEM 1. FINANCIAL STATEMENTS .....................................  1

Basis of Presentation .....................................................  6
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION .......................  9
                 Results of Operation .....................................  9
                 Subsequent Event - the DWSI Acquisition ..................  9
                 The DWSI Acquisition Resulted in Issuance of More than
                   10 Million Shares of Common Stock and Could be
                   Considered a Change of Control ......................... 11
                 Risks Involved in the DWSI Acquisition .................. 11
                 Possible Additional Acquisitions ......................... 14
                 Results of Operations for the Six Months Ended June 30,
                   2000, as Compared to the Six Months Ended June 30, 1999 .
15
                 Capital Resources and Liquidity .......................... 15
                 Operating Activities ..................................... 16
                 Investing Activities ..................................... 16
                 Financing Activities ..................................... 16
PART II ................................................................... 16
         ITEM 1. LEGAL PROCEEDINGS ........................................ 16
         ITEM 2. CHANGES IN SECURITIES .................................... 16
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................17

SIGNATURES ................................................................ 17

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                        ADVANCED WIRELESS SYSTEMS, INC.
                          CONDENSED BALANCE SHEETS
                                June 30, 2000
                                 (unaudited)

   ASSETS
Current assets
   Cash                                           $   109,902
   Accounts receivable, net of allowance
     for doubtful accounts of $4,100                   12,566
   Accounts receivable, related parties                69,139
   Inventories, net of reserve for
     obsolescence of $57,374                           12,606
   Prepaid expenses                                     6,900
                                                  -----------
                    Total current assets              211,113
                                                  -----------
Fixed Assets, net of accumulated
   depreciation of $570,041                            94,076
                                                  -----------

Other assets
  Deposits                                                300
  License acquisition costs, net
    of accumulated amortization of $405,702           115,501
  Other intangibles, net of
    accumulated amortization of $132,630              145,801
                                                  -----------
Total Other Assets                                    261,602
                                                  -----------
TOTAL ASSETS                                      $   566,791
                                                  ===========

  The accompanying notes are an integral part of these financial statements

                        ADVANCED WIRELESS SYSTEMS, INC.
                      CONDENSED BALANCE SHEETS (continued)
                                June 30, 2000
                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                              $   167,725
    Debtor certificates                                 6,000
    Notes payable                                      49,500
    Notes payable, related parties                    175,000
    Warrants subscribed                                21,267
    Accrued payroll taxes                               2,723
    Accrued interest payable                           66,304
                                                  -----------
                    Total Current Liabilities         488,249
                                                  -----------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized; 5,437,638 shares issued
    and outstanding                                    54,376
   Additional paid in capital                       2,484,029
   Accumulated deficit                             (2,459,863)
                                                  -----------
                    Total Stockholders' Equity         78,542
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   566,791
                                                  ===========

  The accompanying notes are an integral part of these financial statements.

                       ADVANCED WIRELESS SYSTEMS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
            For the Six Months Ended June 30, 2000 and June 30, 1999
                                 (Unaudited)

                                                Six Months Ended June 30,
                                                  ----------------------------
                                                     2000              1999
                                               ----------------  -------------
REVENUES
   Service and other                           $     100,740     $     42,490
                                               ----------------  -------------

COSTS AND EXPENSES
   Operating                                          66,536           64,353
   General and administrative                        518,172          325,424
   Depreciation and amortization                      79,019           94,908
                                               ----------------  -------------

      Total Costs and Expenses                       663,727          484,685
                                               ----------------  -------------

      Net Loss from Operations                      (562,987)        (442,195)

OTHER EXPENSE
   Interest expense                                   (8,358)         (11,250)
                                               ----------------  -------------

NET LOSS                                       $    (571,345)    $   (453,445)
                                               ================  =============

Net loss per share - basic and diluted         $       (0.11)    $      (0.11)
                                               ================  =============

Weighted Average Number
   of Shares Outstanding -
   basic and diluted                               5,137,811        4,323,136
                                               ================  =============

  The accompanying notes are an integral part of these financial statements.

                       ADVANCED WIRELESS SYSTEMS, INC.
                CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For The Six Months Ended June 30, 2000
                                  (UNAUDITED)

                        Common               Additional
                        Stock       Par       Paid-in   Accumulated
                        Shares     Value      Capital     Deficit      Total
                      ---------  ---------   ---------  ----------   ---------
Balance
December 31, 1999      4,989,342  $  49,893  $2,139,176 $(1,888,518) $ 300,551

Exercise of
  Class A Warrants
  for Common Stock        44,600        446      33,004           -     33,450
Exercise of
  Class B Warrants
  for Common Stock       253,386      2,534     250,852           -    253,386
Adjust shares per
  transfer agent          25,310        253        (253)          -          -
Stock issued for
  services               125,000      1,250      61,250           -     62,500
Net Loss                       -          -           -    (571,345)
(571,345)
                        ---------  ---------  ---------  ---------- ---------
Balance
June 30, 2000         $5,437,638  $  54,376  $2,484,029 $(2,459,863) $  78,542

                      ==========  ========== ========== ============ =========

  The accompanying notes are an integral part of these financial statements.

                       ADVANCED WIRELESS SYSTEMS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                    For The Six Months Ended June 30, 2000
                                  (UNAUDITED)

                                                   Six Months Ended June 30,
                                                     2000              1999
                                               ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $     (571,345)   $  (453,445)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Noncash items included in net loss:
     Depreciation and amortization                      79,019         94,908
     Write off of cable TV premises
      and other equipment                               13,245             -
     Notes issued for services                          30,000             -
     Stock issued for services                          62,500             -
   Changes in operating assets
     and liabilities:
     Accounts receivable                                (3,782)            -
     Accounts receivable, related parties              (53,939)          (375)
     Inventories                                           450         (1,014)
     Prepaid expenses                                    6,600          9,000
     Accounts payable                                  146,929             -
     Accrued interest                                    8,062         11,250
     Accrued payroll taxes                              (1,677)         1,400
                                               ----------------  -------------
   Net Cash Used in Operating Activities              (283,938)      (338,276)
                                               ----------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (25,724)       (20,715)
                                               ----------------  -------------
   Net cash used in investing activities               (25,724)       (20,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                          25,000             -
   Repayment of notes payable                           (5,500)            -
   Exercised stock warrants                            286,836        677,421
                                               ----------------  -------------
   Net cash provided by financing activities           306,336        677,421
                                               ----------------  -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      (3,326)       318,430

Cash and Cash Equivalents,
  Beginning of Period                                  113,228         56,168
                                               ----------------  -------------

Cash and Cash Equivalents, End of Period        $      109,902    $   374,598
                                               ================  =============

  The accompanying notes are an integral part of these financial statements.

                        ADVANCED WIRELESS SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                June 30, 2000
                                  (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.
Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended
December 31, 1999. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

Nature of Operations
--------------------

Mobile Limited Liability Company, LLC (the "Debtor") was a Nevada limited liability company formed on April 25, 1994 for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile
Wireless Partners ("Partners") comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the "Company"). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 "B" Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishment of an intercompany loan from Partners totaling $100,000, which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity. The transfer of the license and elimination of inter-company receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of assets under common control.
Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interest. The
Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

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

Reclassifications
-----------------

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 2.   EXPIRATION OF WARRANTS
          ----------------------

In 1998, the Company issued 466,000 Series A Warrants exercisable at $0.75 each and 3,068,066 Series B Warrants exercisable at $1.00 each, in conjunction with the conversion of debt and the acquisition of FCC licenses, respectively, occurring upon emergence of the Company from Chapter 11 Bankruptcy
Reorganization.  During the six months ended June 30, 2000, a total of 44,600
Series A Warrants were exercised and 253,368 Series B Warrants were exercised for cash in the aggregate amount of $286,836. Cumulative exercises from inception through June 30, 2000, were 367,254 for the Series A Warrants and
1,208,288 for the Series B Warrants. Subsequent to June 30, 2000, an additional 3,500 Series B Warrants were exercised. The remaining unexercised balance of 98,746 Series A Warrants and 1,856,278 Series B Warrants expired on
July 15, 2000.

NOTE 3.   PURCHASE AGREEMENTS
          -------------------

On February 15, 2000, the Company executed an asset purchase agreement with an unrelated entity (the "Seller") owning the rights to certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading
Pennsylvania, and Shreveport Louisiana. The Seller was operating as a Debtor-in-Possession under Chapter 11 of the US Bankruptcy Code. The agreement called for the Company to acquire all of the assets of the Seller and to assume and agree to pay substantially all of the Seller's indebtedness to others, all as part of the Seller's plan of reorganization under the Bankruptcy Code. In addition, the purchase agreement provided for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the trading of the Company's stock were not met.

The Seller's plan of reorganization was confirmed by the U.S. Bankruptcy Court on May 23, 2000, and the asset purchase transaction was consummated on August
6, 2000. The stock trading purchase price adjustment, plus other price adjustments agreed at closing, resulted in a purchase price to the Seller
(after purchase price adjustments of 3,762,102 as to shares and to all classes of warrants, respectively) of 11,763,102 shares of the Company's $0.01 par value common stock, plus 11,763,102 Series C One-Year Warrants, 11,763,102
Series D Eighteen-Month Warrants, 11,763,102 Series E Two-Year Warrants, and
11,763,102 Series F Three-Year Warrants.  The exercise prices range from $1 to
$6.

The Company also signed Letters of Intent with several unrelated entities to purchase the assets and assume the liabilities of each of the businesses.
Definitive purchase agreements have not yet been finalized, but it is expected that the combined purchase prices will include the issuance of additional shares of the Company's common stock.

NOTE 4.  GOING CONCERN
         -------------
As discussed in Note 1 to the audited financial statement on Form 10-KSB for the year ended December 31, 1999, the Company has emerged from Chapter 11
Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MDS frequencies including, but not limited to, high speed Internet access, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company's stock will generate sufficient working capital to offset operating losses.

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

We have not yet substantially developed our high speed Internet access services or any other business services. In the second quarter of 2000, most of our revenue came from Internet services that we offered over traditional telephone lines. Unless we are able to find a new source of revenue, such as our Internet access service or new income from possible future acquisitions, we will be unable to continue as a going concern. Our auditors' report contains a going concern qualification.

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

Subsequent Event - the DWSI Acquisition

After the end of the second quarter, on August 6, 2000, we purchased all of the assets of Digital Wireless Systems, Inc. ("DWSI"), pursuant to DWSI's confirmed plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Prior to the purchase, DWSI operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code (Case No. 398-10899, U.S. Bankruptcy Court,
Middle District of Tennessee). DWSI was created in 1997 to take over the businesses of two partnerships, one limited liability company and one corporation that were created in 1993 and 1994 in the same sort of promotion as Mobile LLC, AWSS's predecessor. It operates wireless cable and direct broadcast satellite TV services in Baton Rouge Louisiana, Clarksville
Tennessee, Reading Pennsylvania, and Shreveport Louisiana. We purchased the assets for 10,381,103 equity units consisting of a total of 10,381,103 shares of our common stock and warrants to purchase 41,524,412 shares of our common stock, and we assumed the outstanding liabilities of DWSI as of the closing date. The asset purchase and the business of DWSI are described in detail in our report on Form 8-K dated as of August 6, 2000, and this report on Form 10-
QSB should be read in conjunction with the description of the DWSI acquisition in that Form 8-K.

We purchased the assets of DWSI, as part of the confirmed plan of reorganization, for over 10.2 million shares of our common stock, plus 10.2 million One-Year Warrants, 10.2 million Eighteen-Month Warrants, 10.2 million
Two-Year Warrants, and 10.2 million Three-Year Warrants. The exercise prices of the warrants range from $1 to $6. In addition, the Asset Purchase
Agreement and Spectrum Lease Agreement provide for purchase price adjustments of the equity units if certain conditions are not met. We also agreed to assume and pay substantially all of DWSI's indebtedness to others and costs of the DWSI bankruptcy, including payment of administrative claims, costs to audit DWSI's financial statements, and closing costs of the proposed purchase.
These claims include professional fees, loans, and tax claims. The professionals and court-approved lenders have the option to be paid either in cash or in our securities. The unsecured claimants and DWSI's equity security holders will receive our securities in satisfaction of their claims.

Our shares and warrants are being issued to DWSI's claimants and equity security holders in exchange for their claims and interest, as part of that company's plan of reorganization. These shares and warrants are being issued pursuant to the exemption from the registration provisions of the Securities
Act of 1933 contained in Section 1145 of the U.S. Bankruptcy Code, and, as such, they have not been registered with the Securities and Exchange
Commission.

DWSI has not prepared audited financial statements of its operations through December 31, 1999, as contemplated by our purchase agreement. We have advanced substantial funds to DWSI to keep them afloat pending the completion of the purchase transaction, which remains to be completely consummated.

The disclosure statement that DWSI filed on February 15, 2000, discloses that
DWSI had total tangible assets of $189,000, and total intangible assets of approximately $1.54 million, of which $1.5 million was listed as the current market value of DWSI's FCC licenses. The disclosure statement lists the liquidation value of those assets, prior to disposition costs and costs of administration, of $813,828.  The disclosure statement lists total claims of approximately $1.26 million, plus administrative expenses and a lien on the
FCC licenses.  The lien on the FCC licenses secures certificates of indebtedness and junior secured notes issued during the Chapter 11 case for a total of $653,953.  Holders of certificates and notes who do not convert are
entitled to be paid the full amount of their principal and interest.   All of
the holders of the certificates of indebtedness and junior secured notes have elected, under the plan of reorganization, to convert their certificates and notes to AWSS equity units at the rate of two equity units for each one dollar of indebtedness, except for one certificate holder owning $5,000 principal amount  certificate, who still holds an unpaid certificate.

DWSI has operated at a loss since inception and has reported operating losses every month since the Chapter 11 case was filed. Immediately prior to our purchase, DWSI's operating losses were running at $40,000 to $50,000 per month.

The purchase transaction was originally negotiated in 1999, but the asset purchase agreement between DWSI and us was not entered until February 15, 2000, and the DWSI plan of reorganization was not confirmed until May 23, 2000. In the meantime, the financial condition of DWSI continued to deteriorate due to its mounting operating loss. As a result, by the closing of the transaction on August 6, 2000, DWSI was in dire straits. It had basically run out of money to continue operations. Nevertheless, we believe that the value that can be realized from the assets we acquired are worth the high risks involved in completing the DWSI acquisition.

DWSI's main value lies in its FCC licenses in the four markets where it operates. These licenses can only be transferred with FCC approval. We have engaged legal counsel to file the necessary applications and information with the FCC to transfer DWSI's licenses to us. These applications have now been filed with the FCC, but FCC approval of the license transfer applications could take 60 to 90 days from the date of this report. In the meantime, we have leased all of DWSI's licenses from DWSI and have taken over their operation from DWSI.

The DWSI Acquisition Resulted in Issuance of More than 10 Million Shares of
Our Stock and Could Be Considered a Change of Control

Prior to the DWSI acquisition we had about 5.44 million shares of stock issued and outstanding. Upon completion of the DWSI acquisition, the claimants and interest holders under the DWSI bankruptcy will own more than 10.38 million shares of our stock and have the right to purchase more than an additional 41.52 million shares, out of a total of nearly 57.34 million shares
(fully diluted).  Thus, the recipients of the shares from the DWSI purchase
(which will be distributed to DWSI interest holders under its Plan of Reorganization) will own a majority of the shares of our outstanding stock and be able to control future shareholder votes, including election of all directors.

DWSI had more than 4,000 creditors and equity security holders who will receive our shares and warrants as a result of this purchase. We believe that no individual creditor, security holder, or group of creditors and security holders, will receive more than 1,892,680 shares (3.30%) of our stock, fully diluted, including shares issuable on exercise of all warrants to be issued in the DWSI acquisition. No group of DWSI shareholders has gotten together for the purpose of exercising control over us or electing members to our board of directors. One individual, Mr. David Schlueter, who has been elected chairman of our board of directors, would, upon exercise of all of warrants, own 3.30% of our common stock, and upon release of the audit escrow and upon exercise of all warrants, would own 4.38% of our common stock.

Because the DWSI claimants and interest holders, like our own shareholders prior to the DWSI acquisition, are mainly small investors, we believe that the issuance of shares amounting to more than 65.6% of our outstanding common stock (90.5%, if all outstanding warrants are exercised) will not cause a change of control of our company or our board directors, because no person or group will own enough shares to exercise control over AWSS or elect members of the board of directors. We are including this description of the issuance of shares in the DWSI acquisition in the interest of clarity, but we do not agree or acknowledge that a "change of control" has taken place under Securities and Exchange Commission rules.

Risks Involved in the DWSI Acquisition

Because of the lack of audited financial information on DWSI as well as its precarious financial condition, and our own poor financial condition, substantial risks are involved in this asset purchase and in any investment in our company. The following discussion summarizes the most important of those risks. Because of the high risks involved, investors should not invest in our securities unless they can afford a complete loss of their investment.

We Need an Infusion of Capital to Continue Operations at Current Levels
-----------------------------------------------------------------------

Both DWSI's and our own businesses are operating at a loss. We have a critical need for operating capital in order to continue operating our business and the newly acquired DWSI businesses at current levels. DWSI in particular has unpaid bills and no funds with which to pay them. Its current unpaid liabilities exceed $300,000, according to unaudited information provided to us as of June 21, 2000. We do not have enough cash to pay off these debts and we continue to operate our existing business at a loss. We must have an infusion of capital in the immediate future or we will be forced to curtail or close some operations.

We are issuing more than 41 million warrants to purchase our common stock in the DWSI acquisition, as part of DWSI's confirmed plan of reorganization. We hope that the DWSI equity holders will exercise warrants for our stock, to provide operating capital. All of the warrants are exercisable at prices
(from $1 to $6 higher than the current price of our stock ($0.81 on August 8, 2000). We cannot be sure that any DWSI equity holders will exercise any warrants, and we do not have other funding sources ready to generate revenue to sustain our operations.

Risks Due to Lack of DWSI Financial Statements
----------------------------------------------

We do not have audited financial statements on DWSI and cannot be sure of the current financial condition of the property we have bought.

Although the asset purchase agreement required DWSI to provide audited financial statements for the year ended December 31, 1999, prior to closing, they do not have audited statements and cannot afford the cost of an audit.
We elected to waive the audit requirement, and amended the asset purchase agreement to provide that the purchase price will be reduced if we cannot obtain audited financial statements within 70 days of closing. We based our decision to proceed on our familiarity with DWSI's assets and business and of their current liabilities that we are assuming.

An audit provides independent assurance of the financial condition of the enterprise being bought. Without these statements, we run the risk that the financial condition of DWSI is not what its management has told us it is, that assets are overstated, that liabilities are understated, and that the operating losses at DWSI are much larger than what we now believe. The audit, when it is completed, may show that we paid substantially more (or less) than what the assets are worth.

Without an audit of DWSI, we cannot comply with SEC reporting requirements, and AWSS could be delisted from the OTC Bulletin Board.

SEC rules require that we must furnish audited, historic financial statements of substantial businesses that we acquire and unaudited pro forma financial statements for the combined businesses within 60 days of when we file this report. If we are unable to complete the audit and file the required financial statements, we will become delinquent in our reporting obligations to the SEC. If we remain delinquent, the Over-the-Counter Bulletin Board, where our stock is now quoted, may decide to suspend quotation of our stock.
If quotations were not given on the OTC Bulletin Board, it might become much more difficult to buy or sell our stock at prices reasonably related to fair market value.

If we were delisted from the Bulletin Board, we would likely try to have our stock quoted on another trading vehicle, such as the non-Nasdaq, pink sheets.
These markets are thinly traded and price quotations on pink sheet stocks often do not reflect the prices at which any substantial amounts of stock can be bought or sold.

Risks Because of DWSI's Poor Financial Condition
------------------------------------------------

DWSI has run out of operating capital and risks closure or loss of some operations and assets.

On the closing date, DWSI lacked funds to pay its ongoing expenses and was in danger of having essential business services discontinued by its vendors and suppliers. AWSS has also been operating at a loss, and our operating capital reserves are also nearing depletion. We expect that some recipients of our warrants being issued in the DWSI purchase will exercise their warrants to provide operating capital until we can consolidate and stabilize operations, but we have no commitments to do so and cannot be sure that any warrants will be exercised. If we do not locate a financing source to help finance current operations within the next thirty days, we may be forced to close some operations, at least temporarily. Once they are closed, we cannot be sure we will be able to restart them or salvage any value from them.

We are seeking alternate sources of capital to temporarily fund our operations. We have entered into discussions with one financing group but, at this time, there can be no assurances that the necessary capital will be forthcoming. Therefore, we risk being forced to close at least some of the operations we are buying because of lack of funds to continue. We then risk the permanent loss of these assets and any revenue we could get from operating or selling them.

DWSI has always operated at a loss and will continue to do so unless we make dramatic changes.

As of June 2000, DWSI's management has informed us that they are operating at a loss of $40,000 to $50,000 monthly. We have no reason to believe that their estimates are inaccurate, but DWSI's financial statements have not been audited or reviewed by an independent public accountant, and their losses according to generally accepted accounting principals could well be greater than DWSI's management believes. Unless we dramatically change DWSI's operations by consolidating them with our own and offering viable services over the FCC license frequencies we are acquiring, we will continue to operate at a loss until we are forced to sell or close the business.

We continue to believe that our FCC licenses, especially with the addition of the DWSI licenses, have value as providers of high-speed Internet and other wireless services. However, neither we nor DWSI have had operating capital to adequately develop such services. In order to make our operations viable, we believe we must develop a marketing plan to become a national Internet provider.

DWSI's FCC licenses are not held in the proper party's name; we may be unable to transfer the licenses to us.

After DWSI filed its chapter 11 case, DWSI continued to operate its radio frequencies during its bankruptcy without asking the FCC to formally transfer the license to DWSI as "debtor in possession" under the Bankruptcy Code, as required by the FCC. Now that DWSI has sold all its assets to us, we must, with DWSI, have the licenses transferred first to DWSI as debtor in possession, and then to our name. Our FCC counsel advises us that this transfer process should not be opposed by the FCC, assuming they agree that we are suitable owners for the licenses. We are already an approved holder of similar licenses in the Mobile, Alabama, area, and we believe the FCC will not oppose the ultimate transfers to our name. However, these we must obtain consent from the FCC to make these transfers. We have engaged counsel to complete the license transfer process on behalf of us and DWSI.

The FCC legal counsel we engaged believes that there are no insurmountable impediments to transferring the licenses to us, but if we cannot get one or more the licenses and have the use of them, we will fail to obtain the most valuable asset that we are buying in this transaction. If we are unable to obtain government approval and have the licenses transferred, the value of our bargain to buy these assets would be lost.

We have made an assignment of the DWSI licenses as collateral to secure payment of DWSI's legal fees.

Prior to closing, we executed promissory notes to cover fees owed to four law firms that represented DWSI in its bankruptcy proceedings, to cover their outstanding bills through May 25, 2000, totaling approximately $134,000.
Both notes are secured by an assignment of the FCC licenses, which are the main asset we are acquiring in the purchase. Both notes bear interest at 9% per annum and require monthly payments, with the entire amounts becoming due
December 31, 2000. If we are unable to pay off these notes as they become due, we could lose the FCC licenses that we have just purchased.

Risks of Our Own Business and Operations
----------------------------------------

We have a history of losses and expect more losses in the foreseeable future.

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997 because it was unable to operate profitably. Its situation and history were very similar to that of DWSI. Since we emerged from bankruptcy in early
1998, we have continued to experience losses from operations. We have determined to suspend installations for new customers in our only business line with an operating history, the wireless cable TV business, because we believed our limited channel capacity made it impossible to compete with the hard-wire cable and direct broadcast satellite television providers. We can expect losses in our Internet business line until we build a large enough customer base to generate revenue in excess of start-up and operating costs.

Due to the uncertainties regarding the availability of capital, we do not have reliable projections of how long it may take to generate positive cash flow or operating profits from the Internet business. We have ongoing operating costs including rent, license fees for our broadcast frequencies, and debt service.

We believe that, to make a profit from our current business in Mobile, we must expand our Internet customer base to at least 3,000 customers from a current customer list of approximately 1,000. We do not have estimates, as yet, of the number of customers it will take to become profitable at the newly acquired locations in Shreveport, Baton Rouge, Reading, and Clarksville.
Accordingly, we cannot expect to operate at a profit in the foreseeable future.

We will need additional capital to continue and expand operations.

Since we began operations we have depended on capital provided by financing during the bankruptcy proceedings as well as on equity provided by exercise of warrants for our common stock, which were issued as part of the reorganization. Assuming we can successfully grow our high speed Internet access business, we likely must find additional capital, either in the form of loans or sale of more equity, to invest in equipment necessary for that business and to provide operating capital until the Internet business generates positive cash flow. Given our history of losses and lack of operating history, we cannot be sure that we will be able to raise sufficient capital to continue in business until we become profitable.

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. We have depended on the funds from exercise of these warrants for operating capital during the past year, all of which warrants have either been exercised or have expired. We are issuing more than 41 million more warrants to DWSI claimants and equity security holders as part of this acquisition, and we expect to use proceeds from exercise of these warrants to finance our operations for the foreseeable future. If the warrant holders do not exercise the warrants, we may have insufficient capital to continue operations at their current levels for the newly acquired businesses in Shreveport, Baton Rouge, Clarksville and Reading, or to continue our present operations in Mobile.

Our senior secured indebtedness is due and unpaid.

At June 30, 2000, $175,000 in principal amount plus accrued interest was due and unpaid on a loan made to us by a director who assisted in financing our operations while we were still in bankruptcy. The outstanding loan is secured by essentially all of our assets, including our wireless frequency licenses.
This loan is now due and payable in full, together with accrued, unpaid interest. In addition, we owe a former director accrued and unpaid interest on a similar secured loan, whose principal amount we repaid last year. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provisions of the loan agreement. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lenders could demand payment and foreclose on assets which are important to continuing our business.

Possible Additional Acquisitions

In January 2000, we signed letters of intent with several unrelated entities to purchase the assets and assume the liabilities of each of the businesses.
Definitive purchase agreements have not yet been finalized, but it is expected that the purchase prices will include the issuance of additional shares of the Company's common stock. These letters of intent were described in our report on Form 10-KSB for the year ended December 31, 1999, under the title, Possible
Future Acquisitions.

All of these possible future acquisitions are subject to material contingencies and events which may prevent the consummation of each acquisition. We now think it is unlikely that all of these acquisitions will be made on terms similar to the ones described in our Form 10-KSB dated
December 31, 1999, but we do believe that one or more of these acquisitions may be made in the near future.

Results of Operations for the Six Months Ended June 30, 2000, as Compared to the Six Months Ended June 30, 1999

We ceased providing cable programming services in our Mobile, Alabama, market at the end of the first quarter of 2000. We now offer Direct TV(TM) . We charge for purchase of the digital satellite equipment needed to receive
Direct TV(TM), and we also receive a percentage of monthly subscription charges for the service. We believe that we could develop the Direct TV(TM) business in Mobile and other markets by offering it to multiple users, such as hotels and apartment complexes, if we had sufficient capital to make the expenditures needed to install equipment in these locations. At present, we do not have sufficient capital to develop this business.

Our revenues more than doubled in the first six months of 2000, over the same period in 1999, to $100,740 from $42,490. In the first half of 2000, we derived our revenue from Internet services, while in the first half of last year about half of our revenue came from Internet services and half from wireless cable services. Our Internet service revenues were dramatically higher than this time last year mainly because of services provided to customers of Dibbs Internet, which we purchased in the third quarter of 1999 and which did not contribute to our earnings in the first quarter of 1999.

Operating expenses increased only slightly in the first half of 2000, to $66,536 from $64,353 in the half quarter of 1999. For financial statement purposes, we consider operating expenses to be costs such as installation, channel fees. Internet telephone costs, maintenance and supplies. These operating expenses are much lower per revenue dollar than our operating expenses when we operated wireless cable TV and paid for programming expenses and channel lease expense. In the first half of 2000, operating expenses were 66% of revenues, but in the first half of 1999, operating expenses equaled
151% of revenues.

Administrative expenses continue to more than equal revenues. In the first half of 2000, operating expenses were $518,172, a $192,748 (55%) increase over the same period in 1999. These expenses reflect continuing audit and legal costs to complete our financial reporting requirements and to prepare for the acquisition of DWSI. Because of our high administrative expense, compared to our revenues, our operating loss for the first quarter of 2000 was $571,345, which represents an increase of $117,900 (26%) from the first half loss in 1999 of $453,445.
Capital Resources And Liquidity:

Our financial statements for the years ended December 31, 1999, contain a "going concern" qualification from our auditors. We emerged from bankruptcy in early 1998 and since then have continued to sustain operating losses.
During the past two years, both during and after the Chapter 11 case, we have satisfied our working capital needs primarily through our financing activities including raising capital through sale of certificates of indebtedness, loans from our directors, and the exercise of warrants that were issued as part of the Plan. In order to continue as a going concern we must develop a profitable Internet access service. We probably must also raise additional equity capital for development and expansion, possibly in a public offering of securities.

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. We have depended on the funds from exercise of these warrants to purchase our common stock for operating capital during the past year. All of the warrants issued in the Mobile LLC reorganization either have been exercised or have expired, so those warrants are no longer a potential source of capital. We issued warrants to the DWSI claimants and equity security holders in the DWSI acquisition, but the exercise price of those warrants exceeds the recent trading range of our common stock.

We are exploring possible acquisitions of similar businesses with positive cash flow to improve our financial position. These include reductions in our operations and selling some of the assets we bought in the DWSI acquisition.

Operating Activities

For the six months ended June 30, 2000, cash used in operating activities was $283,938, compared to $338,276 used in operating activities in the first six months of 1999. This includes a $146,929 increase in our accounts payable.
We issued stock for services in the amount of $62,500 during the second quarter. We are not paying some bills on a current basis. We expect our accounts payable to continue to increase, with a significant increase in past due accounts payable, as a result of the DWSI acquisition and our assumption of DWSI's liabilities, as well as the costs we incurred in connection with the DWSI acquisition.

Investing Activities

We paid $25,724 to purchase equipment in the first six months of 2000. Most of this amount was attributable to the purchase of a new transmitter during the first quarter. The total represents a $5,009 (24%) increase from $20,715 spent for equipment purchases in the first half of 1999.

Financing Activities

In the first half of 2000, we raised $286,836 from the exercise of warrants to purchase common stock, compared to $677,421 raised from the exercise of warrants in the first quarter of 1999. In both cases, we used the proceeds to pay operating expenses. In the second quarter of 2000, we also issued $30,000 in notes payable to pay for accounting services of which $5,500 was repaid.
In the second quarter of 2000, we issued stock for services which we valued at $62,500.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We were not involved in any legal proceedings in the second quarter of 2000.

When we acquired DWSI in August 2000, we also acquired DWSI's interest in a lawsuit against Decathlon Communications, Inc. ("Decathlon"). That suit, first filed in 1998, alleged that Decathlon owed DWSI $210,745 for digital compression equipment that was paid for but not delivered and asserting damages in the amount of $582,280. On February 23, 2000, the U.S. Bankruptcy
Court heard Decathlon's motion for a change of venue and ruled that Colorado was the proper venue. DWSI subsequently filed its lawsuit in Denver, Colorado and, under the terms of the DWSI asset purchase agreement, we have asserted our rights as plaintiff.

Decathlon subsequently filed lawsuits against the Baton Rouge Wireless Cable
Television LLC and the Shreveport Wireless Cable Television Partnership alleging that each entity failed to make final payments on digital compression equipment ordered from Decathlon. In August 2000, we assumed the defense for these cases in accordance with the terms of their respective asset purchase agreements.

All three cases are in their early stages and we cannot now predict the outcome of these suits.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2000, the Company issued 234,481 shares of common stock to existing shareholders pursuant to the exercise of warrants.
The Company received total consideration of $286,836 upon exercise of the warrants. These warrants were originally issued in 1998 pursuant to the confirmed Plan of Reorganization of Mobile Wireless L.L.C., the Company's predecessor. Both the warrants and the stock issued pursuant to their exercise were issued under an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy
Code.

Also during the second quarter of 2000, the Company issued 25,000 restricted shares of its common stock to two consultants for investor relations services and 100,000 restricted shares of common stock to Monte Julius, for his services as our former president. These shares were issued in an exempt, private, negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27.1  Financial Data Schedule

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the second quarter of 2000.

We filed an 8-K report dated July 6, 2000, to report that Thomas M. Howard has been named president of our Company, replacing Monte Julius, who retired as president but who remains on our board of directors.

We filed an 8-K report dated August 6, 2000, to report:

-  the completion of our acquisition of the assets of Digital Wireless
   Systems, Inc., pursuant to that company's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. We acquired the assets in exchange for our common stock, our common stock purchase warrants, and our assumption of all of the acquired company's liabilities.

-  a change in our independent accountants, from Brown Armstrong Randall
   Reyes Paulden & McCown Accountancy Corporation to Hurley & Company.

- an increase in the number of authorized shares of common stock from 50,000,000 to 150,000,000 shares.

-  eliminate shareholders' preemptive rights to purchase shares.


                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Advanced Wireless Systems, Inc.


                                               /s/
Date:                               ____________________________________
                                    Thomas M.  Howard, President
                                    17
