Form 10QSB
period 2000-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 2000-12-14
CIK 1088638

----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000  Commission File No. 0-26533


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

At September 30, 2000, a total of 19,979,585 shares of registrant's Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                  ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             September 30, 2000
                                 (unaudited)

   ASSETS
Current assets
   Cash                                           $    37,817
   Accounts receivable, net of allowance
     for doubtful accounts of $13,543                 109,141
   Accounts receivable, related parties                20,222
   Inventories, net of reserve for
     obsolescence of $57,374                           41,106
   Prepaid expenses                                    30,544
                                                  -----------
                    Total current assets              238,830
                                                  -----------
Fixed Assets, net of accumulated
   depreciation of $585,464                           384,206
                                                  -----------

Other assets
  Deposits                                             21,801
  License acquisition costs, net
    of accumulated amortization of $514,475
    and escrow obligation of $152,020               1,604,703
  Goodwill, net of accumulated amortization
    of $80,892                                        360,699
  Other intangibles, net of
    accumulated amortization of $69,385                 1,041
                                                  -----------
Total Other Assets                                  1,988,244
                                                  -----------
TOTAL ASSETS                                      $ 2,611,280
                                                  ===========

  The accompanying notes are an integral part of these financial statements

                  ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                             September 30, 2000
                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                              $   543,246
    Current portion of obligations under
     capital leases                                    19,419
    Debtor certificates                                11,000
    Notes payable                                     207,159
    Notes payable, related parties                    329,772
    Accrued payroll and payroll taxes                 106,988
    Accrued interest payable                           93,712
    Other accrued expenses                             81,356
                                                  -----------
                    Total Current Liabilities       1,392,652
                                                  -----------
    Obligations under capital leases,
     net of current portion                            66,718
    Commitments and contingencies                         --

Stockholders' Equity:
    Common stock, $.01 par value, 150,000,000 shares
     authorized; 19,979,585 shares issued
     and outstanding                                  199,796
    Additional paid in capital                      4,009,229
    Escrowed stock (1,381,999 shares)                (152,020)
    Accumulated deficit                            (2,905,095)
                                                   -----------
                    Total Stockholders' Equity      1,151,910
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,611,280
                                                  ===========

  The accompanying notes are an integral part of these financial statements.

                  ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             September 30, 2000
                                 (unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2000              1999
                                               ----------------  -------------
REVENUES
   Service and other                           $     194,305     $     90,689
                                               ----------------  -------------

COSTS AND EXPENSES
   Operating                                         100,072          123,548
   General and administrative                        872,736          476,376
   Depreciation and amortization                     220,863          136,477
                                               ----------------  -------------
      Total Costs and expenses                     1,193,671          736,401
                                               ----------------  -------------
      Net Loss from operations                      (999,366)        (645,712)

OTHER INCOME (EXPENSE)
   Interest expense, net                             (17,540)         (15,188)
   Gain on asset disposition                             329              --
                                               ----------------  -------------
NET LOSS                                       $  (1,016,577)    $   (660,900)
                                               ================  =============

Net loss per share - basic and diluted         $       (0.13)    $      (0.14)
                                               ================  =============

Weighted average number
   of shares outstanding -
   basic and diluted                               7,583,859        4,665,480
                                               ================  =============

  The accompanying notes are an integral part of these financial statements.

                   ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2000 and 1999
                                    (UNAUDITED)

                        Common               Additional
                        Stock       Par       Paid-in    Escrowed     Accumulated
                        Shares     Value      Capital      Stock         Deficit      Total
                      ----------- ---------  ----------  ----------   ------------   -----------
Balance
December 31, 1999       4,989,342 $  49,893  $2,139,176         --    $(1,888,518)    $ 300,551

Exercise of
  Series A Warrants
  for Common Stock         44,600       446      33,004         --            --         33,450
Exercise of
  Series B Warrants
  for Common Stock        257,386     2,574     254,812         --            --        257,386
Adjust shares per
  transfer agent           21,310       213       8,072         --            --          8,285
Stock issued for
  services                125,000     1,250      61,250         --            --         62,500
Stock issued for
  acquisition of
  subsidiary           11,763,102   117,631   1,176,311    (152,020)          --      1,141,922
Exercise of Series C
  Warrants for common
  stock                    37,622       376      37,246         --            --         37,622
Stock issued for
  acquisition of
  subsidiary            2,667,000    26,670     266,700         --            --        293,370
Exercise of Series G
  Warrants for common
  stock                    74,223       743      32,658         --            --         33,401
Net Loss                      --         --         --          --     (1,016,577)   (1,016,577)
                      -----------  --------- ----------  ----------   ------------   ----------
Balance
September 30, 2000    $19,979,585 $ 199,796  $4,009,229  $ (152,020)  $(2,905,095)   $1,151,910

                      =========== =========  ==========  ===========  ============   ==========

  The accompanying notes are an integral part of these financial statements.

                  ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                  (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     2000              1999
                                               ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $   (1,016,577)   $  (660,900)
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Noncash items included in net loss:
     Depreciation and amortization                     220,863        136,477
     Gain on disposition of cable TV premises
      and other equipment                                 (329)           --
     Notes issued for services                          30,000            --
     Stock issued for services                          62,500            --
   Changes in operating assets
     and liabilities:
     Accounts receivable                                11,355            --
     Accounts receivable, related parties               (5,089)           --
     Employee advances                                     --             (50)
     Inventories                                           450            186
     Prepaid expenses                                    6,600          9,000
     Deposits                                          (10,000)         4,500
     Accounts payable                                  214,734             -
     Accrued interest                                   15,586         15,187
     Accrued payroll and taxes                          14,529           (307)
     Other accrued expenses                              4,296            --
                                               ----------------  -------------
   Net cash used in operating activities              (451,082)      (495,907)
                                               ----------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of equipment                6,787            --
   Purchase of property and equipment                  (27,751)      (256,941)
                                               ----------------  -------------
   Net cash used in investing activities               (20,964)      (256,941)
                                               ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                          25,000            --
   Repayment of notes payable                           (7,841)       (75,000)
   Exercised stock warrants                            361,859        872,624
   Asset and subsidiary acquisitions                    17,617            --
                                               ----------------  -------------
   Net cash provided by financing activities           396,635        797,624
                                               ----------------  -------------

  The accompanying notes are an integral part of these financial statements.

                  ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Nine Months Ended September 30, 2000 and 1999
                                  (UNAUDITED)

                                               Nine Months Ended September 30,
                                                     2000              1999
                                               ----------------  -------------
Net increase (decrease) in cash and
  cash equivalents                                     (75,411)        44,776

Cash and cash equivalents,
  Beginning of period                                  113,228         56,168
                                               ----------------  -------------

Cash and cash equivalents, end of period        $       37,817    $   100,944
                                               ================  =============


NON-CASH TRANSACTIONS

In August 2000, the Company purchased the assets (primarily certain Multipoint Distribution System ["MMDS"] and Instructional Television Fixed Service ["ITFS"] licenses) of an unrelated entity in a stock transaction valued at $1,293,942. As part of the agreement, the Company received cash of $23,093 and agreed to assume liabilities totaling $610,900.

In September 2000, the Company acquired the shares of Daybreak Auto Recovery, Inc. (now a wholly-owned subsidiary) through a stock swap valued at $293,370. The transaction resulted in the recognition of goodwill in the amount of $233,586. The Company also effectively assumed a bank overdraft of $5,476.

During the nine months ended September 30, 2000, the Company reduced its accrued liabilities by transferring $8,285 to paid-in capital.



  The accompanying notes are an integral part of these financial statements.

                    ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the statements include all adjustments necessary for interim financial statements (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim consolidated financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2000.

Nature of Operations
--------------------

Mobile Limited Liability Company, LLC (the "Debtor") was a Nevada limited liability company formed on April 25, 1994 for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners ("Partners") comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the "Company"). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 "B" Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishment of an inter-company loan from Partners totaling $100,000, which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity.

The transfer of the license and elimination of inter-company receivable, representing all assets of the Partners, in exchange for all outstanding shares in the newly formed corporation is deemed a transfer of assets under common control. Accordingly, the assets transferred have been accounted for at historical cost in a manner similar to that in a pooling of interests. The Partnership had no prior results of operations. As such, results of operations on a combined basis represent the activities of Mobile LLC during those periods.

The Company is an established provider of direct-broadcast satellite television service in the Mobile, Alabama market, primarily serving rural and outlying areas where the delivery of traditional land-based cable television

                    ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

Nature of Operations (continued)
--------------------

service is impractical. The Company recently acquired the technology to provide high speed Internet access through its existing broadcast frequencies and is beginning to develop a base of service for these users, as well as continuing to provide direct-broadcast satellite television service to the existing market.

On August 6, 2000, the Company purchased certain MMDS and ITFS licenses in Baton Rouge, Louisiana, Clarksville, Tennessee, Reading, Pennsylvania and Shreveport, Louisiana (along with other assets) for 11,763,102 shares of the Company's common stock (see Note 3 below).

On September 8, 2000, the Company purchased 100% of the common stock of Daybreak Auto Recovery, Inc. (an automobile repossession company) through a stock swap involving the issuance of 2,667,000 shares of the Company's common stock (see Note 3 below). Daybreak Auto Recovery, Inc. is now a fully-owned subsidiary of the Company.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. Such reclassifications had no effect on net income (loss) as previously reported.

NOTE 2.   EXPIRATION OF WARRANTS
          ----------------------

In 1998, the Company issued 466,000 Series A Warrants exercisable at $0.75 each and 3,068,066 Series B Warrants exercisable at $1.00 each, in conjunction with the conversion of debt and the acquisition of FCC licenses, respectively, occurring upon emergence of the Company from Chapter 11 Bankruptcy Reorganization. During the nine months ended September 30, 2000, a total of 44,600 Series A Warrants were exercised and 257,386 Series B Warrants were exercised for cash in the aggregate amount of $290,836. Cumulative exercises from inception were 367,254 for the Series A Warrants and 1,211,788 for the Series B Warrants. The remaining unexercised balance of 98,746 Series A Warrants and 1,856,278 Series B Warrants expired on July 15, 2000.

On September 11, 2000, a financial advisor, as part of the effort to raise additional capital for the Company, contributed back to the Company 203,551 each of Series C, Series D, Series E, and Series F Warrants (814,204 warrants in aggregate) received in the asset purchase agreement described in Note 3 below. The exercise price on these warrants was adjusted downward to $0.45 through the issuance of 814,204 new Series G Warrants for a 60-day period. Through September 30, 2000, 74,223 of the Series G Warrants were exercised for cash amounting to $33,402. Subsequent to September 30, 2000, an additional 685,092 Series G Warrants were exercised for cash in the aggregate of $308,290. The balance of 54,889 Series G Warrants expired on November 9, 2000.

                    ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

NOTE 3.   PURCHASE AGREEMENTS
          -------------------

(a) On February 15, 2000, the Company executed an asset purchase agreement with an unrelated entity (the "Seller") owning the rights to certain MMDS and ITFS licenses in Baton Rouge, Louisiana, Clarksville, Tennessee, Reading, Pennsylvania, and Shreveport, Louisiana. The Seller was operating as a Debtor-in-Possession under Chapter 11 of the US Bankruptcy Code. The agreement called for the Company to acquire all of the assets of the Seller and to assume and agree to pay substantially all of the Seller's indebtedness to others, all as part of the Seller's plan of reorganization under the Bankruptcy Code. In addition, the Purchase Agreement provided for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the trading of the Company's stock were not met.

The Seller's plan of reorganization was confirmed by the U.S. Bankruptcy Court on May 23, 2000, and the asset purchase transaction was consummated on August 6, 2000. The stock trading purchase price adjustment, plus other price adjustments agreed at closing, resulted in a purchase price to the Seller (after purchase price adjustments of 3,762,102 as to shares and to all classes of warrants, respectively) of 11,763,102 shares of the Company's $0.01 par value common stock, plus 11,763,102 Series C One-Year Warrants, 11,763,102 Series D Eighteen-Month Warrants, 11,763,102 Series E Two-Year Warrants, and 11,763,102 Series F Three-Year Warrants. The exercise prices range from $1 to $6. As described in Note 2 above, each of the Series C-F Warrants were subsequently transferred to 814,204 Series G Warrants at an exercise price of $0.45 each, expiring November 9, 2000. The entire purchase transaction was valued at $1,293,942, representing acquired licenses of $1,749,995, other assets of $154,847, and the assumption of $610,900 in liabilities.

A total of 1,381,999 units of equity (each unit representing 1 share of $0.01 par value common stock plus 1 each of Series C-F Warrants, respectively) issued to officers, directors, and the other equity holders of the Seller, were placed in an escrow account, pending the completion of certain guarantees pertaining to the transfer of ownership rights to the licenses and the issuance of audited financial statements. The Company has recognized an escrow obligation (presented as a contra asset against license acquisition costs) and a corresponding charge to equity on the September 30, 2000 balance sheet in the amount of $152,020 for these escrowed shares. All of the aforementioned 1,381,999 units of equity remained in escrow at the September 30, 2000 balance sheet date.

(b) On September 8, 2000, the Company acquired all 1,000,000 of the issued and outstanding shares of Daybreak Auto Recovery, Inc., an automobile repossession company located in northern California, in exchange for 2,667,000 shares of the Company's $0.01 par value common stock (of which 53,340 shares were issued to a financial advisor as a finder's fee). The transaction was valued at $293,370, consisting of $568,384 of assets (including the recognition of $233,586 in goodwill) and $275,014 in liabilities.

(c) The Company also signed Letters of Intent with several unrelated entities to purchase the assets and assume the liabilities of each of the businesses. Definitive purchase agreements have not yet been finalized, but it is expected that the combined purchase prices will include the issuance of additional shares of the Company's $0.01 par value common stock.

NOTE 4.  GOING CONCERN
         -------------

As discussed in Note 1 to the audited financial statement on Form 10-KSB for the year ended December 31, 1999, the Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in

                    ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)


NOTE 4.  GOING CONCERN (continued)
         -------------

part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high-speed Internet access, and to raise new capital through public offerings of the Company's stock and through the exercise of common stock purchase warrants. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company's stock will generate sufficient working capital to offset operating losses.

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

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our inability to develop and implement new services such as wireless broadband access and high-speed Internet access; our inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; or our Company's failure to attract strategic partners; general business and economic conditions; and inexperience of management in deploying a wireless broadband access business.

We do not have reliable projections of how long it may take to generate positive cash flow or operating profits from our combined activities. We believe that, to make a profit from our current operations, we must restructure our Internet and satellite operations. Cost cutting measures have been initiated to reduce operating expenses. The effect of these actions will not be realized, if at all, for a period of time. Accordingly, we cannot expect to operate at a profit in the foreseeable future.

- The DWSI Acquisition

In August 2000, we purchased all of the assets of Digital Wireless Systems, Inc. ("DWSI"), pursuant to DWSI's confirmed plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to the purchase, DWSI operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code (Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee). DWSI was created in 1997 to take over the businesses of two partnerships, one limited liability company and one corporation that were created in 1993 and 1994 in the same sort of promotion as Mobile LLC, AWSS's predecessor. It operates wireless cable and direct broadcast satellite TV services in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana.

The asset purchase and the business of DWSI are described in detail in our report on Form 8-K dated as of August 6, 2000, and this report on Form 10-QSB should be read in conjunction with the description of the DWSI acquisition in that Form 8-K. The Form 8-K does not contain required historic and pro forma financial information concerning DWSI and the combined operations. We are working on the required financial statements and will file them as an amendment to the 8-K report as soon as we can.

We purchased the assets of DWSI, as part of the confirmed plan of reorganization, for over 11.76 million shares of our common stock, plus 11.76 million One-Year Warrants, 11.76 million Eighteen-Month Warrants, 11.76 million Two-Year Warrants, and 11.76 million Three-Year Warrants. The exercise prices of the warrants range from $1 to $6. In addition, the Asset Purchase Agreement provides for purchase price adjustments of the equity units if certain conditions are not met. We also agreed to assume and pay substantially all of DWSI's indebtedness to others and costs of the DWSI bankruptcy, including payment of administrative claims, costs to audit DWSI's financial statements, and closing costs of the proposed purchase.

After the acquisition, the lessor of certain FCC leases in Clarksville, Tennessee, filed an objection in the Bankruptcy Court to the continued operation of the Clarksville leases. If the objection is sustained, could cause us to lose our Clarksville operation. See, Part II, Item 1, Legal Proceedings.

- The Daybreak Auto Recovery Acquisition

In September 2000, we acquired all of the outstanding equity securities of Daybreak Auto Recovery, Inc. ("Daybreak Auto Recovery"), in exchange for 2,667,000 shares of our common stock. Daybreak Auto Recovery is an automobile repossession business in Northern California. Daybreak Auto Recovery's annual revenues approach $700,000. Daybreak continues as a separately operated subsidiary. It is operated by its former owner, Brent Doyle. As part of the acquisition, Mr. Doyle became a member of our board of directors.
Because Daybreak was acquired (effectively) at the end of the reporting period, it did not contribute to third quarter revenues because of the timing of the acquisition.

Results of Operations for the Nine Months Ended September 30, 2000, as Compared to the Nine Months Ended September 30, 1999

We initiated cost cutting measures on the satellite TB operations that were acquired from DWSI. Additional capital will be required to sustain those operations until a breakeven level has been obtained. Our Internet service in Mobile, Alabama, continues to operate at a loss.

Our gross revenue increased $103,616 (114%) to $194,305 for the first nine months of 2000, from $90,689 for the same period in 1999. The increase was due mainly to the increased operating revenues from the DWSI operations that we purchased in July 2000. We also acquired Daybreak Auto Recovery in the third quarter, but it did not contribute significantly to third quarter revenues because of the timing of the acquisition.

Operating expenses decreased by $23,476 (19%), to $100,072 in the first nine months of 2000, compared to $123,548 for the same period in 1999. The decrease was due to operating efficiencies imposed during the third quarter. Gross revenues exceeded operating expenses by $94,233 for the first nine months of 2000, while in the first nine months of 1999, operating expenses exceeded gross revenues by $32,859. For financial statement purposes, we consider operating expenses to be costs such as installation, channel fees, Internet telephone costs, maintenance and supplies.

Administrative expenses continue to exceed gross revenues. For the nine months ended September 30, 2000, these expenses were $872,736, an increase of$396,360 (83%) over $476,376 in the first nine months of 1999. The high administrative costs were caused by the two acquisitions, DWSI and, to a lesser extent, Daybreak Auto Recovery, which were completed during the third quarter of 2000.

We still might raise some capital from the exercise of warrants issued pursuant to the DWSI plan of reorganization. We are looking for other ways to finance operations including the sale of some assets. We are also considering other acquisitions that may strengthen our cash flow and our overall financial condition.

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

Operating Activities

For the nine months ended September 30, 2000, cash used in operating activities was $451,082, compared to $495,907 for the same nine month period ending September 30, 2000. This includes a $214,734 increase in accounts payable. A significant part of the increase was due to the DWSI acquisition and our assumption of DWSI's liabilities, as well as the costs we incurred in connection with the DWSI acquisition.

Investing Activities

We paid $27,751 to purchase equipment in the first nine months of 2000. We also received $6,787 for selling miscellaneous equipment. This amounts to a decrease in the amount used for investing activities of 92% from $256,941 spent during the same period in 1999.

Financing Activities

For the first nine months of 2000, we raised $361,859 from the exercise of warrants to purchase common stock, compared to $872,624 for the same period in 1999. In both cases we used the proceeds to pay operating expenses. In the third quarter of 2000, we also issued $30,000 in notes payable for working capital. Net cash on balance sheets of companies we acquired (DWSI and Daybreak Auto Recovery) amounted to $17,617.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We acquired DWSI's assets pursuant to DWSI's confirmed Plan of Reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court, Middle District of Tennessee (Case No. 398-10899). As part of the acquisition, we agreed to assume substantially DWSI's liabilities, including costs of the Chapter 11 case and any liabilities incurred from legal actions against DWSI.

On October 28, 1999 DWSI filed a complaint against Decathlon Communications, Inc. ("Decathlon") alleging that Decathlon owed it $210,745 for digital compression equipment that was paid for but not delivered and asserting damages in the amount of $582,280. On February 23, 2000, the U.S. Bankruptcy Court heard Decathlon's motion for a change of venue and ruled that Colorado was the proper venue. DWSI subsequently filed its lawsuit in Denver, Colorado and, under the terms of the asset purchase agreement, AWSS has asserted its rights as plaintiff Decathlon subsequently filed lawsuits against the Baton Rouge Wireless Cable Television LLC and the Shreveport Wireless Cable Television Partnership alleging that each entity failed to make final payments on digital compression equipment ordered from Decathlon. DWSI, and now AWSS, have assumed the defense for these cases in accordance with the terms of their respective asset purchase agreements. All three cases are in their early stages. We have had negotiations over a global settlement of these suits, but we cannot now predict their outcome.

After the DWSI acquisition, the lessor of certain of the DWSI channel leases in Clarksville, Tennessee, filed an objection in the Chapter 11 case with the Bankruptcy Court which challenges the validity of the leases and DWSI's right to transfer them to us. Among other things, the lessor objected that our Company cannot give "adequate assurance" under the Bankruptcy Code that we are able to perform our future obligations on the leases because of our precarious financial condition. A hearing on the objections is set for January 2001. If the Bankruptcy Court sustains the lessor's objection and rules that the Clarksville channel leases cannot be transferred to us, it will jeopardize our continued operation of the Clarksville operation. Although the Clarksville operation does not now operate at a profit, we believe that the leases are a valuable asset and that our net worth would be materially damaged if we lose the leases.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2000, we issued
11,763,102 shares of common stock and warrants to purchase 47,052,408 shares of common stock pursuant to an asset purchase agreement in which we purchased substantially all of the assets of DWSI, pursuant to DWSI's confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Both the warrants and the stock were issued under an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to
Section 1145 of the Bankruptcy Code.

After the DWSI acquisition, we issued 111,845 shares of stock to existing shareholders pursuant to the exercise of warrants that we issued in the DWSI acquisition. The stock issued on exercise of the warrants was exempt from registration pursuant to Bankruptcy Code Section 1145.

During the three months ended September 30, 2000, the Company issued 2,613,660 restricted shares of common stock to three individuals in exchange for all of the outstanding shares of Daybreak Auto Recovery and 53,340 shares to a consultant as a finder's fee. The shares were exempt from registration under
Section 4(2) of the Securities Act.

During the three months ended September 30, 2000, the Company issued 4,000 shares of common stock to existing shareholders pursuant to the exercise of warrants. The Company received total consideration of $4,000 upon exercise of the warrants. These warrants were originally issued pursuant to the confirmed Plan of Reorganization of Mobile Wireless, L.L.C., the Company's predecessor. The stock issued on exercise of the warrants was exempt from registration pursuant to Bankruptcy Code Section 1145.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27.1  Financial Data Schedule

(b)  Reports on Form 8-K

A report was filed on Form 8-K dated July 6, 2000, announcing the retirement of Monte Julius, 67, as president of the Company. The Company also announced that it had appointed Thomas H. Howard, CPA, (its chief financial officer) to fill the vacated position of president. Mr. Julius will remain on the board of directors.

An additional report filed on Form 8-K dated August 6, 2000, announced the completion of the purchase of all of the assets of Digital Wireless Systems, Inc. ("DWSI"), pursuant to DWSI's confirmed plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the acquisition, the Company hired David D. Schlueter, DWSI's chief executive officer, and elected him chairman of the board of directors. He replaced Miles Humphrey on the board, who resigned effective August 6, 2000. Other events reported on Form 8-K were the retention of Hurley & Company as principal accountant to audit the Company's financial statements, the adoption by shareholders of an amendment to the Company's articles of incorporation to increase the authorized common stock of the Company from 50,000,000 to 150,000,000 shares, and the adoption of a second amendment to delete the provision in the articles giving shareholders preemptive rights (the right of existing shareholders to acquire enough shares to maintain their pro rata ownership interest, in the event the Company elects to issue more shares).


                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Advanced Wireless Systems, Inc.


                                         /s/ Thomas M. Howard
Date:  December 12, 2000            ____________________________________
                                    Thomas M. Howard, President and CFO