Form 10-K
period 2000-12-31
ADVANCED WIRELESS SYSTEMS INC
filed 2001-05-21
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 Commission File No. 0-22750

                      ADVANCED WIRELESS SYSTEMS, INC.
              (Name of Small Business Issuer in its charter)

    ALABAMA                                                63-1205304
(State or other jurisdiction                              (IRS Employer
of incorporation or organization                         Identification No.)



                        716 COLLEGE AVENUE, #A-2
                       SANTA ROSA, CALIFORNIA 95404
                  (Address of principal executive office)
                Issuer's telephone number:    (480) 946-3242

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

 SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common
                            Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1,092,637

At May 17, 2001, 21,105,789 shares of registrant's Common Stock were outstanding. On May 17, 2001, 17,606,472 shares of the registrant's stock were held by non-affiliates, with an aggregate market value of approximately $7,746,847.68, based on the closing price on the OTC Bulletin Board on that day.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Exhibit Index appears on page 19.

                             TABLE OF CONTENTS


PART I.................................................................. 1

  Item 1. Description of Business....................................... 1
          Forward-Looking Statements.................................... 1
          The Mobile Limited Liability Company Bankruptcy............... 2
          Our Business Plan............................................. 2
          Acquisitions.................................................. 2
           Digital Wireless Systems, Inc................................ 2
           Daybreak Auto Recovery, Inc.................................. 3
          Risks......................................................... 4
           We Have Changed the Focus of Our Business Plan............... 4
           We Need an Infusion of Capital to Continue
            Operations at Current Levels................................ 5
           We Have Made an Assignment of the DWSI Licenses as
            Collateral To Secure Payment of DWSI's Legal Fees........... 5
           We Have a History of Losses and Expect More Losses in the
            Foreseeable Future.......................................... 5
           We Will Need Additional Capital to Continue and
            Expand Operations........................................... 6
           Our Senior Secured Indebtedness is Due and Unpaid............ 7
  Item 2. Description of Property....................................... 7
  Item 3. Legal Proceedings............................................. 7
  Item 4. Submission of Matters to a Vote of Security Holders........... 8

PART II................................................................. 8

  Item 5. Market Price of the Company's Common Stock and Related
           Stockholder Matters.......................................... 8
           Dividend Policy.............................................. 9
  Item 6. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 9
           New Accounting Pronouncements................................ 9
           Results of Operations........................................10
            Results of Operations for the Year Ended December 31,
             2000, as Compared to the Year Ended December 31, 1999......10
           Liquidity and Capital Resources..............................11
            Operating Activities........................................12
            Investing Activities........................................12
            Financing Activities........................................12
  Item 7. Financial Statements and Supplementary Data...................12
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................13
           Dismissal of Brown, Armstrong, Randall, Reyes, Pauldin &
            McCown Accountancy Corporation and Engagement of
            Hurley & Company............................................13
           Dismissal of Hurley & Company and Engagement of
            Merrill L. Mazza, CPA.......................................13

PART III................................................................14

  Item 9. Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act............14
          Compliance with Section 16(A) of the Securities Exchange Act..15
  Item 10. Executive Compensation.......................................15
           Employment Agreements........................................15
           Stock Option Grants and Exercises in 2000....................16
           Summary Compensation Table...................................16
           Year End Stock Option Value..................................17
           Directors' Compensation......................................17
  Item 11. Security Ownership of Certain Beneficial Owners and
            Management..................................................18
  Item 12. Certain Relationships and Related Transactions...............19
  Item 13. Exhibits, Lists, and Reports on Form 8-K.....................19

SIGNATURES..............................................................21

FINANCIAL STATEMENTS...................................................F-1

                      ADVANCED WIRELESS SYSTEMS, INC.


PART I


ITEM 1.   Description of Business

We provide high speed Internet service in the Mobile, Alabama, area to approximately 875 customers. We own or lease eleven wireless signal frequencies in Mobile that are licenses by the Federal Communications Commission ("FCC"). In 2000, we acquired similar businesses with FCC licenses in Baton Rouge and Shreveport, Louisiana; Clarksville, Tennessee, and Reading, Pennsylvania, as a result of our acquisition of Digital Wireless Systems, Inc. These acquired operations which provided wireless television services in their respective locations, had historically and
were, at the time of acquisition, operating at a loss.   In line with our
present business strategy for our wireless assets, we have withdrawn from the wireless television market and focused our efforts on providing high-speed wireless broadband services through our existing infrastructure. We have aggressively reduced costs associated with maintaining our licenses. In acquiring Daybreak Auto Recovery, Inc., we sought financial stability for the Company.

We were incorporated in Alabama in December 1997 to take over the assets and continue the business of Mobile Limited Liability Company, as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile Limited Liability Company.{1} Since confirmation of the Mobile Limited Liability Company Plan of Reorganization on January 8, 1998, we have implemented the business plan laid out therein. We have refocused the emphasis on our wireless infrastructure to high-speed broadband services.


Forward-Looking Statements


This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with clients, and development of the industry in which the Company will focus its marketing efforts. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risks" on page . Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

-------------------------
1 In Re: Mobile Limited Liability Company, d/b/a Mobile Wireless TV, Case No. 397-37735-HCA-11, United States District Court, Northern District of Texas, Dallas Division.

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

A more detailed description of the history of the Mobile LLC bankruptcy is contained in our Form 10-SB/A-4, filed with the SEC on March 10, 2000.

Our Business Plan

Historically, the business of our predecessor, Mobile LLC, was to provide subscription television service. Competition in the television broadcast and cable business is intense. We have chosen to discontinue broadcasting services to the general public but to continue to broadcast for educational institutions in the Mobile area. We plan to institute a new system offering Wireless Internet services to businesses in the Mobile area with the intent of utilizing our MMDS dedicated frequency spectrum as an eventual backup. Overall, our plan is to stabilize and preserve our MMDS assets at minimal cost. At the same time, we have begun a program of diversification by acquiring existing businesses that are either at break even or profitable in an effort to stabilize the Company's cash flows and mitigate or eliminate future losses.


Acquisitions

DIGITAL WIRELESS SYSTEMS, INC.

We acquired all of the assets of DWSI on August 6, 2000, as part of the consummation of DWSI's confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to the purchase, DWSI operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code (Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee). DWSI was created in 1997 to take over the businesses of two partnerships, one limited liability company and one corporation that were created in 1993 and 1994 in the same sort of promotion as Mobile LLC, AWSS's predecessor. It operates wireless cable and direct broadcast satellite TV services in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana. We purchased the assets for 10,381,103 equity units consisting of a total of 10,381,103 shares of our common stock and warrants to purchase 41,524,412 shares of our common stock, and we assumed the outstanding liabilities of DWSI as of the closing date.

Prior to the DWSI acquisition we had about 5.44 million shares of stock issued and outstanding. Upon completion of the DWSI acquisition, the claimants and interest holders under the DWSI bankruptcy owned more than
10.38 million shares of our stock and had the right to purchase more than an additional 41.52 million shares, out of a total of nearly 57.34 million shares (fully diluted). Thus, the recipients of the shares from the DWSI purchase (which will be distributed to DWSI interest holders under its Plan of Reorganization) owned a majority of the shares of our outstanding stock and are able to control future shareholder votes, including election of all directors.

DWSI had more than 4,000 creditors and equity security holders who received our shares and warrants as a result of this purchase. We believe that no individual creditor, security holder, or group of creditors and security holders, received more than 1,892,680 shares (3.30%) of our stock, fully diluted, including shares issuable on exercise of all warrants issued in the DWSI acquisition. No group of DWSI shareholders has gotten together for the purpose of exercising control over us or electing members to our board of directors.

Because the DWSI claimants and interest holders, like our own shareholders prior to the DWSI acquisition, are mainly small investors, we believe that the issuance of shares amounting to more than 65.6% of our outstanding common stock (90.5%, if all outstanding warrants are exercised) does not effectively cause a change of control of our company or our board directors, because no person or group will own enough shares to exercise control over AWSS or elect members of the board of directors.

As part of the acquisition, in August 2000, we hired David D. Schlueter, Ph.D., DWSI's chief executive officer, and the remaining directors elected him chairman of our board of directors to fill a vacancy on the board, because of his familiarity with the assets and businesses we acquired. On January 30, 2001, Dr. Schlueter resigned from our board.


Daybreak Auto Recovery, Inc.

On September 8, 2000, Advanced Wireless Systems, Inc. (the "Company" or "AWSS") purchased all of the stock of Daybreak Auto Recovery, Inc. ("Daybreak"), pursuant to the Plan and Agreement of Reorganization (the "Agreement") between AWSS and Daybreak.

Prior to the Daybreak acquisition we had 15,797,160 shares of stock issued and outstanding. We issued 2,613,660 shares of our stock to the Daybreak shareholders in the acquisition, out of a total of almost 18.5 million shares (fully diluted). Thus, the recipients of the shares from the Daybreak purchase will not own a majority of the shares of our outstanding stock and will not be able to control future shareholder votes, including elections of directors. We acquired all 1,000,000 issued and outstanding shares of Daybreak pursuant to the Agreement.

Two of Daybreak's shareholders, as a result of the reorganization and purchase, acquired more than five percent (5%) of our shares. In the exchange, Heidi Doyle relinquished 375,000 shares of Daybreak and received 980,123 shares (5.04%) of our stock, fully diluted. Brent Doyle also relinquished 375,000 shares of Daybreak and received 980,123 shares (5.04%) of our stock, fully diluted. Brent and Heidi Doyle are husband and wife, and they are both active in Daybreak's management. Mr. Doyle is the founder and president of Daybreak and will remain as its president and chief executive officer. As part of the acquisition, Mr. Doyle was also appointed to our board of directors by the remaining directors, to fill a vacancy.

Risks

Because of our poor financial condition, substantial risks are involved in these acquisitions and in any investment in our company. The following discussion summarizes the most important of those risks. Because of the high risks involved, investors should not invest in our securities unless they can afford a complete loss of their investment.

We Have Changed the Focus of Our Business Plan

Beginning with the acquisition of Daybreak and the addition of Brent Doyle to the board of directors, we have begun to change our business focus away from solely operation of wireless systems and Internet services and to redirect our business toward businesses associated with the automotive industry. We have acquired Daybreak, an auto repossession firm, and we have also recently acquired RAP Group, Inc., which is in the business of selling repossessed autos for lending institutions. We believe that these two acquisitions will increase our chances to operate profitably in the near future, but we cannot know yet, how they will affect our business. The president of RAP Group has also been recently added to our board.

We believe that the FCC licenses we own are a valuable asset, but our experience tells us we are unable to operate them successfully. We have temporarily restricted operating some of our wireless systems and are continuing to maintain our FCC licenses while we decide how they can best be utilized. We are considering a new technology for using these licenses. We cannot be sure that we will be able to operate successfully in our new endeavor or that we can raise substantial cash from selling the FCC licenses.

We Need an Infusion of Capital to Continue Operations at Current Levels

Both DWSI's and our own businesses are operating at a loss. We have a critical need for operating capital in order to continue operating our business and the newly acquired DWSI businesses at current levels. When we acquired DWSI, it had unpaid bills and no funds with which to pay them. We do not have enough cash to pay off these debts and we continue to operate our existing business at a loss. We must have an infusion of capital in the immediate future or we will be forced to curtail or close some operations.

We have issued more than 41 million warrants to purchase our common stock in the DWSI acquisition, as part of DWSI's confirmed plan of reorganization. We hope that the DWSI equity holders will exercise warrants for our stock, to provide operating capital. All of the warrants are exercisable at prices (from $1 to $6 higher than the current price of our stock ($0.44 on May 17, 2001). We cannot be sure that any DWSI equity holders will exercise any warrants, and we do not have other funding sources ready to generate revenue to sustain our operations.

In December of 2000, we entered into negotiations to sell one of the assets we acquired from DWSI. We believe that sale of the DWSI license assets can provide working capital while we continue to reorganize and redirect our
business plan.   However, in May of 2001, we were advised by the
prospective buyer that they were terminating their offer to purchase one of our wireless systems. We intend to continue to attempt to sell one or more of the systems we acquired from DWSI.

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

We Have Made an Assignment of the DWSI Licenses as Collateral to Secure Payment of DWSI's Legal Fees

Prior to closing, we executed promissory notes to cover fees owed to four law firms that represented DWSI in its bankruptcy proceedings, to cover their outstanding bills through May 25, 2000, totaling approximately $134,000. Both notes are secured by an assignment of the FCC licenses, which are the main asset we acquired in the purchase. Both notes bear interest at 9% per annum and require monthly payments, with the entire amounts becoming due December 31, 2000. As of March 14, 2001, these notes are overdue and unpaid. If we are unable to pay off these notes as they become due, we could lose the FCC licenses that we have just purchased.

We Have a History of Losses and Expect More Losses in the Foreseeable
Future

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997 because it was unable to operate profitably. Its situation and history were very similar to that of DWSI. Since we emerged from bankruptcy in early 1998, we have continued to experience losses from operations. We have determined to suspend installations for new customers in our only business line with an operating history, the wireless cable TV business, because we believed our limited channel capacity made it impossible to compete with the hard-wire cable and direct broadcast satellite television providers. We can expect losses in our Internet business line until we build a large enough customer base to generate revenue in excess of start-up and operating costs. In all likelihood, we will end up selling all or almost all of our FCC license assets.

We believe that, to make a profit from our current business in Mobile, we would have to dramatically expand our Internet customer base. We do not have estimates, as yet, of the number of customers it will take to become profitable at the newly acquired locations in Shreveport, Baton Rouge, Reading, and Clarksville. Accordingly, we cannot expect to operate at a profit in the foreseeable future. In February of 2001, we implemented a new system in Mobile featuring what has become know in the industry as "Wireless Internet Service Provider." There are no assurances that this new feature will result in profitable operations.

We will Need Additional Capital to Continue and Expand Operations

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

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. We have depended on the funds from exercise of these warrants for operating capital during the past year, all of which warrants have either been exercised or have expired. We issued more than 41 million more warrants to DWSI claimants and equity security holders as part of the acquisition, and we expect to use proceeds from exercise of these warrants to finance our operations for the foreseeable future. During the last quarter of 2000, sufficient DWSI claimant warrants were exercised to continue operations. If the DWSI claimants do not continue to exercise warrants, we may have insufficient capital to continue operations at their current levels for the newly acquired businesses in Shreveport, Baton Rouge, Clarksville and Reading, or to continue our present operations in Mobile.

Our Senior Secured Indebtedness is Due and Unpaid

At December 31, 2000, $271,810 in principal amount plus accrued interest was due and unpaid on a loan made to us by two directors who assisted in financing our operations while we were still in bankruptcy. This loan is now due and payable in full, together with accrued, unpaid interest. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provisions of the loan agreement. We are not in a position to repay these loans from current working capital or reserves.


ITEM 2.   DESCRIPTION OF PROPERTY

We rent approximately 7,000 square feet of office and warehouse space at 4123 Government Blvd., Mobile, Alabama, under a one year commitment at $975 per month. The subsidiary lease office and yard space in Santa Rosa and San Jose, California is under a verbal and month-to-month agreement which requires payments of $3,250 monthly. Transmitters and tower leases in the five state locales of wireless service total $8,333 monthly. Rent and lease payments totaled $132,795 and $28,400 in the years ended December 31, 2000 and 1999 respectively.

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

We also lease the Mobile, Alabama, G Group of ITSF frequencies from the North American Catholic Educational Programming foundation, Inc. (NACEPH) for $1,000 per month. We are in our second five year term for this lease, which expires in August of 2002. SEE Note 5 to our Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

On October 28, 1999, Digital Wireless Systems Inc. filed a complaint against Decathlon Communications, Inc. ("Decathlon") alleging that Decathlon owed it $210,745 for digital compression equipment that was paid for but not delivered and asserting damages in the amount of $582,280. On February 23, 2000, the U.S. Bankruptcy Court heard Decathlon's motion for a change of venue and ruled that Colorado was the proper venue. DWSI subsequently filed its lawsuit in Denver, Colorado and, under the terms of the asset purchase agreement, we have asserted our rights as plaintiff.

Decathlon subsequently filed lawsuits against the Baton Rouge Wireless Cable Television LLC and the Shreveport Wireless Cable Television Partnership alleging that each entity failed to make final payments on digital compression equipment ordered from DWSI. In January of 2001, all of the parties agreed to a settlement wherein Decathlon paid $37,500 to us (as successor of DWSI) and further agreed to remit the balance due on the $210,000 upon sale of certain equipment owned by DWSI, the sale of which is to be completed by Decathlon.

In 2000, Virginia Communications, Inc. filed an objection with the United States Bankruptcy Court for the Middle District of Tennessee in the Chapter 11 case of DWSI. Under DWSI's plan of reorganization, its assets were sold to us and by a subsequent motion, DWSI sought to assign all of its unexpired leases and executory contract to us. Virginia Communications objected to the assignment of the license agreement to us that it had entered into with DWSI for use of certain frequencies in the Clarksville, Tennessee market. This matter is currently scheduled for hearing on June 20, 2001 in the Bankruptcy Court.

Other than the matters discussed above, we are unaware of any pending or threatened material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2000, we submitted no matters to a vote of our security holders.


PART II

ITEM 5.   MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company s Common Stock commenced trading in May 2000.  Quotations are
published on the OTC Bulletin Board under the symbol  AWSS.   Quotations on
the Company s Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the stock began trading in the second quarter of 2000, as reported by the OTC Bulletin Board. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                     2ND QUARTER         3RD QUARTER           4TH QUARTER
                     HIGH    LOW         HIGH    LOW           HIGH    LOW
                     ----   ----         ----   ----           ----   ----
            2000      1.5    .75         .875  .3125          .8125  .2969

As of December 31, 2000 the Company had issued and outstanding 19,431,509 shares of Common Stock and there were approximately 5,152 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid any cash dividends to its common shareholders and does not presently intend to do so. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this report. This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our Internet access service business where we will focus our marketing efforts. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

In the second half of the year ended December 31, 2000, we consummated two major acquisitions: Daybreak Auto Recovery, Inc. and Digital Wireless Systems, Inc.(DWSI) . Each acquisition had a major impact on our assets, liabilities and operations. Our net loss in fiscal 2000 was $2,912,581 an increase of $1,736,594 (148%) from our loss of $1,175,987 in 1999. Our basic loss per share was $0.28 in 2000, an increased loss of $0.03 (12%) per share from a loss of $0.25 per share in 1999.

Because DWSI and Daybreak had larger operations than did we before the acquisitions, our 2000 revenues increased by $930,387 (573%) to $1,092,637, up from $162,250 in 1999. Almost all of the revenue increase occurred in the second half, after the acquisitions.

Operating expenses increased by $35,378 (19%) to $221,682, up from $186,303 in 1999. After the acquisition, management severely curtailed operations in the wireless cable franchises in all of our markets. Our operating expenses have historically consisted of wireless TV cable and Internet installation, channel fees, Internet telephone costs, maintenance and supplies.

The largest components of our operating loss in 2000 were increased general and administrative expenses and loss on impairment of assets. We wrote down material telecommunications assets, mainly assets acquired from DWSI, amounting to $1,792,774, compared to an impairment loss of $303,797 in 1999. Our 2000 general and administrative expenses increased by $1,151,534 (179%) to $1,794,774, from $643,240 in 1999. We attribute the increase mainly to a significant short term increase in operating expenses relating to operations at four new satellite operations acquired through the DWSI acquisition. In addition, extraordinary legal and accounting costs were incurred, as a result of the DWSI and Daybreak acquisitions. And a turnover of management and officers which involved one time severence packages.

Depreciation and amortization expenses increased by $41,292 (22%) to $227,064 in 2000, from $185,772 in 1999, primarily because the depreciation in the current year did not include the impairment of certain telecommunications fixed assets which was shown as an impairment loss of an additional $128,133. We depreciate substantially all of our capitalized assets using the straight-line method.

Interest expense was $33,122 in 2000 and $19,125 in 1999. The interest charges are $23,162 from capitalized leases and loans to finance truck acquisitions of the subsidiary and $9,980 from loans made to us by two of our directors during 1997 and 1998 to fund our continued operations. On July 1, 1999, we repaid the principal amount of a $75,000 loan from one of the directors. The remaining loan from a director has matured, and the interest and principal is due and payable in full. The lender has neither demanded repayment nor declared a default in the loan, but he also have not waived his right to do so. The loan is secured by nearly all of our assets, including our wireless frequency licenses. If we are unable to renegotiate or settle this debt, the lender could demand repayment of the loan and foreclose on our property, in which case we would be unable to continue operations.

Liquidity and Capital Resources

Our financial statements for the years ended December 31, 2000, 1999, and 1998, contain a "going concern" qualification from our auditors. We emerged from bankruptcy in early 1998 and since then have continued to sustain operating losses. During the past two years, both during and after the Chapter 11 case, we have satisfied our working capital needs primarily through our financing activities including raising capital through sale of certificates of indebtedness, loans from our directors, and the exercise of warrants that were issued as part of the Plan. In order to continue as a going concern we must develop a profitable Internet access service. We probably must also raise additional equity capital for development and expansion, possibly in a public offering of securities.

Since confirmation of the Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to
those stockholders as part of the Plan.   In addition, claimants from the
DWSI acquisition have also exercised warrants that were distributed to DWSI creditors and shareholders as part of DWSI's Plan of Reorganization. We have depended on the funds from exercise of these warrants to purchase our common stock for operating capital during the past year, and we expect that we will continue to depend on additional stock sales pursuant to exercise of warrants, for additional operating capital in the next year. In addition, we are exploring possible acquisitions of similar businesses with positive cash flow to improve our financial position. Failure to make successful and profitable acquisitions or to raise more capital from warrant exercises or may jeopardize our continued operations.

We have a secured loan from one of our directors in the principal amount of $175,000, which remains due and unpaid. The director has not demanded repayment of the outstanding principal and interest, but neither has he waived his right to demand payment or declare a default. We are attempting to settle or renegotiate the outstanding loan, but if we are unable to settle or renegotiate, we could not repay it from our cash reserves without jeopardizing our capital reserves.

We had total assets of $928,344 at December 31, 2000, and $585,988 at December 31, 1999.

Operating Activities

For the year ended December 31, 2000, cash provided in operating activities was $58,454, compared to cash used in 1999 operating activities of $608,123. Our operating loss rose in 2000 compared to 1999 because of the impairment losses associated with the write down of telecommunications assets connected with the DWSI acquisition.

Investing Activities

Cash used in investing activities was $139,965 in 2000. This was primarily due to the acquisition of trucks by Daybreak for its auto repossession business.

Financing Activities

In 2000, we received loans of $217,995, primarily to finance new truck acquisitions by Daybreak. We received $503,513 from the exercise of warrants to purchase common stock in 2000, compared to proceeds from warrant exercises of $1,026,425 in 1999. All warrants that were issued in connection with the Advanced Wireless bankruptcy plan have been exercised or expired, but in 2000 we issued another 41 million warrants when we acquired DWSI as part of that company's bankruptcy reorganization. In 1999, we also repaid notes totaling $150,000, but in 2000 we recorded only $20,072 for repayment of notes. As a result, cash provided by financing activities in 2000 was $63,278, compared to $927,992 in 1999.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE, pages F-1, ET SEQ., included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF BROWN, ARMSTRONG, RANDALL, REYES, PAULDIN & MCCOWN ACCOUNTANCY CORPORATION AND ENGAGEMENT OF HURLEY & COMPANY

By letter dated August 16, 2000, we dismissed Brown, Armstrong, Randall, Reyes, Paulden & McCown Accountancy Corporation ("Brown Armstrong") as our independent public accountants. Our board of directors approved the decision to dismiss Brown Armstrong on July 17, 2000. Brown Armstrong audited and reported on our financial condition for the fiscal years ended December 31, 1999, and 1998. Their reports for each of fiscal years 1999 and 1998 contained a qualification regarding our ability to continue as a going concern, in light of our history of recurring losses from operations. There were no disagreements between our company and Brown Armstrong on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not reached 13 to the satisfaction of Brown Armstrong, would have caused Brown Armstrong to make reference to the matter in their reports.

Effective August 1, 2000, we engaged Hurley & Company as our principal accountant to audit the Company's financial statements.


DISMISSAL OF HURLEY & COMPANY AND ENGAGEMENT OF MERRILL L. MAZZA, CPA

Effective April 10, 2001, our board of directors dismissed Hurley & Company of Granada Hills, California, as our independent public accountants. The board of directors approved the action on April 4, 2001.

We retained Hurley & Company in the third quarter of 2000 to review the company's financial statements for the period ended September 30, 2000. Hurley & Company audited certain subsidiaries of the company as of December 31, 1999. During our most recent fiscal year and the interim period through April 4, 2001, there were no disagreements between our company and Hurley & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Hurley & Company did not audit the company or report on our financial statements for either of the past two years. During each of those two years, the reports of our auditors contained a qualification regarding our ability to continue as a going concern, in light of our history of recurring losses from operations. Hurley & Company did audit certain subsidiaries of the company and these reports also contained statements of doubt as to the ability of those entities to continue as a going concern.

Effective April 4, 2001, we engaged Merrill L. Mazza, CPA, as our independent public accountant to audit our financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors are divided into three classes; each serving staggered terms of up to three years. Three of our directors became directors upon the confirmation of the Plan of Mobile Limited Liability Company which capitalized our Company in January 1998. The two directors in the class of 2000 joined the board during 2000 as part of the DWSI and Daybreak acquisitions. The directors in the Class of 2000 were appointed by the remaining directors to fill vacancies on the board. At the annual meeting in 2001, we will elect four directors, to fill the positions for both the class of 2000 and 2001.

                                     Class of 2002

Name              Position   Biographic Information
----------------  --------   ----------------------
Terry L. Hopkins  Director   Ms. Hopkins, 53, has managed her private
                             investments since 1991. She also serves on the Board of Directors of Pacific Diagnostic
                             Technologies, Inc., an OTC-Bulletin Board company.

                                     Class of 2001

Name              Position   Biographic Information
----------------  --------   ----------------------
Monte Julius      Director   Mr. Julius, who is 66, became involved with
                             our Company as a Director investor in Mobile
                             Wireless Partners in 1994. He was semi-retired prior to joining us, and since 1981 he has owned and managed residential properties and operated a plastic tools manufacturer.

Demetrios         Director   Mr. Tsoutsas, 66, is owner and President of
Tsoutsas                     Melstrom Manufacturing Corporation, engaged
                             in military procurements as a prime
                             contractor to the U.S. Department of Defense and various airframe manufacturers. He is founder, President, and C.E.O. of Super-
                             Tech, L.L.C., a maker of machine parts under subcontracts with the U. S. Department of Defense and for private industry, since
                             1996. From 1975 to 1996, he founded and operated several companies in the military procurement industry, including D&A
                             Electronics Manufacturing Company, Inc, and
                             Ulysses, Inc.  He also founded Pluto
                             Industries, Inc., an electro- mechanical product manufacturer, in 1975. He received a degree in electrical engineering from the Greek Air Force Academy in 1954. He became involved with our Company as an investor in Mobile Wireless Partners and member of their management committee in 1994, and was also a director of Mobile LLC.

                                     Class of 2000

Name              Position   Biographic Information
----------------  --------   ----------------------

David D.          Chairman   Dr. Schlueter, 53, joined the board of directors
Schlueter         of the     of in August 2000, upon the acquisition of DWSI.
                  Board of   He has more than 25 years of technical,
                  Directors  supervisory, managerial and business experience with E. I. Du Pont de Nemours and Company, Inc., and currently serves as a science advisor in Du
                             Pont's legal department. He is a co-founder of DWSI and served as its chief executive officer and chairman of the board since its creation in January 1997. Prior to DWSI's founding, he held executive positions with the predecessor cable businesses that made up DWSI. Dr. Schlueter holds a Bachelor of Science degree in Chemistry from Rensselaer Polytechnic Institute and a Ph.D.
                             in analytical chemistry from the University of Massachusetts.

Brent Doyle       Director   Mr. Doyle is president of our subsidiary,
                             Daybreak Auto Recovery, Inc. He became a director when we acquired Daybreak in late 2000.

After the close of the 2000 fiscal year, on January 30, 2001, Monte Julius, Demetrios Tsoutsas and David Schlueter resigned from the board of directors. In their place, Stanley F. Wilson and Thomas M. Howard were appointed Directors. Jeffrey Schneider was appointed Director as part of the RAP Group, Inc. acquisition.

We do not have committees of the Board of Directors, and all Directors participate in decisions regarding compensation of management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish the Company with copies of all such reports they file. Based solely upon a review of the copies of the form furnished to the Company, or representations from certain reporting persons that no reports were required, we believe that no persons failed to file required reports on a timely basis during or in respect of 2000.

ITEM 10.  EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

Commencing December 21, 2000, we entered into an Employment Agreement with Stanley F. Wilson as President until the date of the our annual shareholder's meeting in 2002, unless he terminates it prior to this date, with a minimum 90 days notice. We shall compensate Mr. Wilson a salary of $85,000 per annum and 350,000 shares of common stock, dispensed in increments. We shall provide all benefits including, paid vacation, health insurance, life insurance, pension, etc., as well as reimburse Mr. Wilson for all reasonable expenses.

Commencing February 8, 2001, we entered into an Employment Agreement with Thomas Howard as Chief Financial Officer and Treasurer until February 7, 2002, unless he terminates it prior to this date, with a minimum 90 days notice. We shall compensate Mr. Howard a salary of $85,000 per annum and 350,000 shares of common stock, dispensed in increments. We shall provide all benefits including, paid vacation, health insurance, life insurance, pension, etc., as well as reimburse Mr. Howard for all reasonable expenses.

Pursuant to our acquisition of Daybreak Auto Recovery, Inc., on September 8, 2000, Daybreak Auto Recovery, Inc. entered into an Employment Agreement with Brent Doyle as President of Daybreak, our subsidiary. Mr. Doyle's employment with Daybreak will continue until September 7, 2002, unless he terminates it prior to this date, with a minimum 90 days notice. Daybreak shall compensate Mr. Doyle a salary of $70,000 per annum. Daybreak shall provide all benefits including, paid vacation, health insurance, life insurance, pension, etc., as well as reimburse Mr. Doyle for all reasonable expenses.

STOCK OPTION GRANTS AND EXERCISES IN 2000

The Company did not grant any stock options, stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2000. None of the executive officers exercised any stock options or stock appreciation rights in 2000, 1999, or 1998.

SUMMARY COMPENSATION TABLE

During 2000, Monte Julius served as president and chief executive officer until July 6, 2000. At that time, Mr. Julius resigned as president and Thomas W. Howard was appointed president, chief executive officer and chief financial officer. In December of 2000, Mr. Howard resigned as president and Stanley Wilson was appointed president and chief executive officer.
Mr. Howard retains his position as chief financial officer. No executive officer earned more than $100,000 in salary and bonus during 2000. The following table summarizes the compensation of Mr. Howard, Mr. Julius and Mr. Wilson for 2000, 1999 and 1998.

               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
(a)        (b)  (c)       (d)             (e)                   (i)
Name       Year Salary    Bonus   Other Annual        All Other Compensation {(1),(2)}
                                 Compensation {(1)}

Stanley F. 2000      -0-      -0-         -0-                           -0-
Wilson

Thomas W.  2000      -0-      -0-         -0-                           -0-
Howard

Monte      2000      -0-      -0-         -0-                           -0-
Julius
           1999  $16,000      -0-         -0-                           -0-
           1998  $12,000      -0-         -0-                       $10,400

(1) On December 18, 1998, Mr. Julius was awarded 14,532 restricted shares of common stock for his services. No market existed for our common stock during 1998. The Board of Directors valued these shares at $10,400, or $0.72 per share, on the date of the award.

(2) As part of the Company's Employee Incentive Plan, we agreed to award Mr. Julius options to purchase 115,600 shares of common stock at $0.25 per share pursuant to our stock award and long term incentive plan, which was adopted in December 1997, prior to confirmation of the Plan. In addition, on December 18, 1998, the Board of Directors awarded Mr. Julius 14,532 Class B Warrants with an exercise price of $1.00 per share, as compensation for his services.

YEAR END STOCK OPTION VALUE

Neither Mr. Howard nor Mr. Julius exercised any stock options in 2000. We have not granted Mr. Julius any stock appreciation rights. At December 31, 2000, all of Mr. Julius' options to purchase our stock listed above were exercisable, including his warrants to purchase 18,492 shares of common stock. The following table describes the options and warrants held by Mr. Howard and Mr. Julius at year end, 2000.

   (a)       (b)     (c)              (d)                    (e)
                            Number of Securities      Value of Unexercised In-
                            Underlying Unexercised    the-Money Options/SARs
                            Options/SARs at FY-End          at FY-End(1)
           SHARES
          ACQUIRED  VALUE
  NAME       ON   REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          EXERCISE

Stanley         0     $0         0              0           $0           $0
Wilson

Thomas W.       0     $0         0              0           $0           $0
Howard

Monte Julius    0     $0    18,492              0    $9,534.48(1)        $0


(1) Based on the price of shares on Friday, December 28, 2000.

DIRECTORS  COMPENSATION

Directors are reimbursed for their travel and related expenses to attend Board meetings. The directors received no other compensation for their services during 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the ownership our common stock, as of December 31, 2000, by our directors or executive officers. This information was given to us by the stockholders, and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934. On December 31, 2000, there were 19,431,509 shares of our common stock outstanding.

                                                    Shares Owned(1)
SHAREHOLDER(2)                                STOCK               PERCENT
--------------                               -------              -------

Brent Doyle(3)                                 980,123              5.04%
Director, President of Daybreak Auto
  Recovery, Inc.

Heidi Doyle(3)                                 980,123              5.04%
Manager, Wife of Brent Doyle

Terry Hopkins(3)                                50,000              0.26%
Director

Monte Julius(3)                                234,092              1.20%
President and Director

Demetrios Tsoutsas(3)                           83,290              0.43%
Chairman and Director

Dave Schlueter(3)                            2,460,900             12.66%
Chairman and Director

Thomas Howard                                        0                 0%
Chief Financial Officer

Stan Wilson                                          0                 0%
President

All directors and executive officers
 as a group (5 persons)                      3,808,405             19.60%

(1) Includes shares which the listed director has the right to acquire within 60 days after December 31, 2000, from options or warrants. Each director received the options listed as compensation for their service as director in 1998. Each of them also received the warrants listed in exchange for their claims against Mobile LLC as part of the plan of reorganization. The options and warrants are all currently exerciseable. Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options by adding (1) the number of exercisable options for that person to (2) the number of total shares outstanding, and dividing that result into (3) the total number of shares and exercisable options outstanding.

(2) After the close of the 2000 fiscal year, on January 30, 2001, Monte Julius, Demetrios Tsoutsas and David Schlueter resigned from the board of directors. In their place, Stanley F. Wilson was appointed President and

Director, Thomas M. Howard was appointed Chief Financial Officer and Director. Jeffrey Schneider was appointed Director as part of the RAP Group, Inc. acquisition.

(3) The address for each shareholder unless otherwise listed is 6711 E. Camelback Rd, #17, Scottsdale, AZ 85251.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 21, 1997, Directors Oscar Hayes loaned $75,000 and Demetrios Tsoutsas loaned $100,000 to Mobile LLC, with interest at 9% and secured by a lien on all license agreements including our FCC licenses, contracts, accounts receivable, equipment leases and other choses in action and all of
its equipment at its principal place of business in Mobile, Alabama.   The
Plan provided that these two debts were to be paid in full, in cash plus interest at the rate of 9% per annum, one month after confirmation of the plan. Mr. Hayes and Mr. Tsoutsas agreed to extend the loans for one year, to May 21, 1999, on the same terms. In addition, on March 31, 1998, Mr. Tsoutsas loaned us an additional $75,000 on the same terms, for one year, again secured by all of the Company's assets.

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

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) Certain of the exhibits set forth in the following index are incorporated by reference.

2.1* Plan of Reorganization, In Re: Digital Wireless Systems, Inc., Debtor,
     Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, dated March 7, 2000.


2.2* Debtor's Modification to Plan of Reorganization, In Re: Digital
     Wireless Systems, Inc., Debtor, Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, filed May 23,2000.

2.3* Amended Disclosure Statement, In Re: Digital Wireless Systems, Inc.,
     Debtor, Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, dated April 14, 2000.

2.4* Asset Purchase Agreement by and between Digital Wireless Systems,
     Inc., as Debtor and Advanced Wireless Systems, Inc., as Purchaser, February 15, 2000.

2.6* Closing Agreement between Digital Wireless Systems, Inc., and Advanced
     Wireless Systems, Inc., entered on August 6, 2000.

2.7* Escrow Agreement with respect to 284,410 units of equity of Advanced
     Wireless Systems, Inc.

2.8* Plan and Agreement of Reorganization, by and between Daybreak Auto
     Recovery, Inc., and Advanced Wireless Systems, Inc., September 8,
     2000.

4.1* Form of Warrant Agreement.

4.2* Form of Series C Warrant Certificate.

4.3* Form of Series D Warrant Certificate.

4.4* Form of Series E Warrant Certificate.

4.5* Form of Series F Warrant Certificate.

10.1* Spectrum Lease Agreement between Digital Wireless Systems, Inc., and
      Advanced Wireless Systems, Inc., entered on August 6, 2000.

16.1* Letter of Brown, Armstrong, Randall, Reyes, Pauldin & McCown
      Accounting Corporation regarding change in certifying accountant.

16.2** Letter of Hurley & Company regarding change in certifying accountant.

27.1 Financial Data Schedule (filed herewith).

*    Incorporated by reference to the Company's Form 8-K dated August 6,
     2000.

**   Incorporated by reference to the Company's Form 8-K dated April 10,
     2001.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended December 31, 2000.

On April 10, 2001, we filed a Form 8-K reporting the dismissal of Hurley & Company and appointment of Merrill L. Mazza, CPA, as our independent public accountants.

On April 27, 2001, we filed a Form 8-K dated August 6, 2000, to report our purchase of Digital Wireless Systems, Inc. and Daybreak Auto Daybreak Auto Recovery, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED WIRELESS SYSTEMS, INC.


Date: May 21, 2001                        /S/ STANLEY WILSON
                                 Stanley Wilson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

Date: May 21, 2001                        /S/ STANLEY WILSON
                                 Stanley Wilson, President (Chief Executive
                                 Officer) and Director

Date: May 21, 2001                        /S/ THOMAS HOWARD
                                 Thomas Howard, Chief Financial Officer and
                                 Director

Date: May 21, 2001                        /S/ JEFF SCHNEIDER
                                 Director

Date: May 21, 2001                        /S/ TERRY HOPKINS
                                 Director

Date: May 21, 2001                        /S/ BRENT DOYLE
                                 Director

                     ADVANCED WIRELESS SYSTEMS, INC.

                          FINANCIAL STATEMENTS
                                  WITH
                     REPORT  OF INDEPENDENT AUDITOR

                    AS OF DECEMBER 31, 2000 AND 1999

                     ADVANCED WIRELESS SYSTEMS, INC.




                            TABLE OF CONTENTS

                                                       PAGE

Report of Independent Auditor...........................F-1

FINANCIAL STATEMENTS

   Balance Sheets.......................................F-2

   Statements of Operations.............................F-4

   Statements of Capital................................F-5

   Statements of Cash Flows.............................F-6

   Notes to Financial Statements........................F-8

                      REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Shareholders
Advanced Wireless Systems, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Advanced Wireless Systems, Inc. and Subsidiary (the "Company") as of December 31, 2000, and the related consolidated statement of operations, changes in shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The financial statements of Advanced Wireless Systems, Inc. as of December 31, 1999 were audited by other auditors whose report dated March 3, 2000, expressed an opinion with the qualification that there is substantial doubt about the Company continuing as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Advanced Wireless Systems, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations at December 31, 2000 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Merrill L. Mazza, Certified Public Accountant
Guerneville, California
May 14, 2001

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSICIARY
                          CONSOLIDATED BALANCE SHEET
                          December 31, 2000 and 1999


                                               2000            1999
                                            -----------     ----------
ASSETS

Current Assets
     Cash                                   $    94,995     $  113,228
     Accounts receivable, net
       of allowance for doubtful accounts
       of $45,159 and $2,196 at December
       31, 2000 and 1999, respectively           98,896          8,784
     Notes receivable, related parties           15,000         15,200
     Prepaid expenses                            22,324         13,500
     Inventories                                  5,000         13,056
                                            -----------     ----------
     Total current assets                       236,215        163,768
                                            -----------     ----------
Fixed assets, net of depreciation               247,314        102,222


Other assets
     Deposits                                    11,781            300
     License acquisition costs, net               5,000        138,603
       other intangibles, net of
       amortization of $132,630 and $97,336
       at December 31, 2000 and 1999,
       respectively                             428,034        181,095
                                            -----------     ----------
Total other assets                              444,815        319,998
                                            -----------     ----------
TOTAL ASSETS                                $   928,344     $  585,988
                                            ===========     ==========














 The accompanying notes are an integral part of these consolidated financial statements

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (continued)
                          December 31, 2000 and 1999

                                               2000            1999
                                            -----------     ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                       $   484,753     $   20,796
     Debtor certificates                         11,000          6,000
     Notes payable                               90,500              -
     Notes payable, related parties             326,793        175,000
     Warrants subscribed                              -         21,267
     Accrued payroll and payroll taxes           23,175          4,402
     Accrued interest payable                   101,377         57,972
     Other accrued expenses                      52,566              -
     Current portion of obligations under
       capital leases                            20,072              -
                                            -----------     ----------
               Total current liabilities      1,110,236        285,437

     Obligations under capital
       leases, net of current portion            61,448              -
     Notes payable                              140,000              -
     Commitments and contingencies                    -              -
                                            -----------     ----------
               Total Liabilities              1,311,684        285,437

Stockholders' Equity (Deficit)
     Common stock, $.01 par value,
       150,000,000 shares authorized;
       19,431,509 and 4,989,342 shares
       issued and outstanding at December
       31, 2000 and 1999 respectively           194,315         49,893
     Additional paid-in capital               4,257,194      2,139,176
     Subscriptions receivable                   (33,750)             -
     Accumulated deficit                     (4,801,099)    (1,888,518)
                                            -----------     ----------

      Total stockholders'equity (deficit)      (383,340)       300,551
                                            -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                          $   928,344     $  585,988
                                            ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                ADVANCED WIRELESS SYSTEMS, INC.AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2000 and 1999




                                                   2000         1999
                                               -----------   ----------
REVENUES
     Service and other                         $ 1,092,637   $  162,250
                                               -----------   ----------

COSTS AND EXPENSES
     Operating                                     221,682      186,303
     General and administrative                  1,792,774      643,240
     Depreciation and amortization                 227,064      185,772
     Loss on impairment of assets                1,730,906      303,797
                                               -----------   ----------
          Total costs and expenses               3,972,426    1,319,112
                                               -----------   ----------
          Net loss from operations              (2,879,789)  (1,156,862)

OTHER INCOME (EXPENSE)
     Interest expense, net                         (33,122)     (19,125)
     Gain on asset disposition                         330            -
                                               -----------   ----------
          Total other income (expense)             (32,792)     (19,125)
                                               -----------   ----------
NET LOSS                                       $(2,912,581) $(1,175,987)
                                               ===========  ===========

Net loss per share - basic and diluted         $      (.28)  $     (.25)
                                               ===========   ==========

Weighted average number of
   shares outstanding - basic and diluted       10,491,443    4,665,480
                                               ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                For the Years Ended December 31, 2000 and 1999

                        Common               Additional
                        Stock       Par       Paid-in    Escrowed     Accumulated
                        Shares     Value      Capital      Stock         Deficit      Total
                      ----------- ---------  ----------  ----------   ------------   -----------
Balance
December 31, 1989        3,832,009 $  38,320  $1,169,024        --    $  (712,531)    $ 494,813
                      ----------- ---------  ----------  ----------   ------------   -----------
Exercise of Warrants
 for Common Stock
 Class A Warrants          243,632     2,436     180,288        --            --        182,724
 Class B Warrants          843,701     8,437     835,264        --            --        843,701
Shares issued as cost
 of Capital                 70,000       700        (700)       --            --            --
Cost of Capital                --        --      (44,700)       --            --        (44,700)
Net Loss                       --        --          --         --     (1,175,987)   (1,175,987)
                      ----------- ---------  ----------  ----------   ------------   -----------

Balance
December 31, 1999       4,989,342 $  49,893  $2,139,176         --    $(1,888,518)    $ 300,551
                      ----------- ---------  ----------  ----------   ------------   -----------

Exercise of Warrants
 for Common Stock
 Class A Warrants          44,600       446      33,004         --            --         33,450
 Class B Warrants         257,386     2,574     254,812         --            --        257,386
 Class C Warrants          83,378       834      81,635         --            --         82,469
 C, D, E, F Package
  Warrants                  3,636        36       7,236         --            --          7,272
 Class G Warrants         779,315     7,793     342,899         --            --        350,692
                      ----------- ---------  ----------  ----------   ------------   -----------

Total Warrants
 Exercised              1,168,315    11,683     719,586         --            --        731,269
                      ----------- ---------  ----------  ----------   ------------   -----------
Adjust shares per
 transfer agent            21,310       213       8,072         --            --          8,285
Stock issued for
 services                 250,264     2,503      85,091         --            --         87,594
Stock issued for net
 asset acquisition     11,763,102   117,631   1,176,311    (152,020)          --      1,141,922
Stock issued for
 acquisition of
 subsidiary             2,667,000    26,670     266,700         --            --        293,370
Price adjustment-
 stock issued for
 Aquisition of
 Subsidiary            (1,427,824)  (14,278)   (137,742)    152,020           --              0
Subscribed Stock              --        --          --      (33,750)          --        (33,750)
Net Loss                      --        --          --          --      (2,912,581)  (2,912,581)
                      ----------- ---------  ----------  ----------   ------------   -----------
Balance,
December 31, 2000      19,431,509 $ 194,315  $4,257,194  $  (33,750)  $ (4,801,099)  $ (383,340)
                      =========== =========  ==========  ===========  ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 2000 and 1999


                                                          Year Ended
                                                         December 31,
                                                      2000         1999
                                                  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(2,912,581) $(1,175,987)
  Adjustments of reconcile net loss to
   net cash from operating activities:
    Noncash items included in net loss:
     Depreciation and amortization                    227,064      185,772
     Impairment of license acquisition cost         1,602,773        8,586
     Impairment of fixed assets                       128,133      303,797
     Bad debts                                          3,391           -
     Gain on disposition of cable TV premises
      and other equipment                                (329)          -
   Notes issued for services                          242,253           -
   Stock issued for services                          107,595           -
   Changes in operating assets and liabilities:
     Accounts receivable                               93,503       (6,176)
     Notes receivable, related parties                    200      (15,200)
     Inventories                                        8,056       31,893
     Prepaid expenses                                  (8,824)       4,500
     Deposits                                         (11,481)      15,600
     Accounts payable                                 463,957       20,796
     Accrued interest                                  43,405       19,125
     Accrued payroll and taxes                         18,773         (829)
     Other accrued expenses                            52,566           -
                                                  -----------  -----------
   Net cash provided by (used in)
     operating activities                              58,454     (608,123)
                                                  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of equipment               6,787           -
   Purchase of property and equipment                (146,752)     (37,809)
   Purchase of Dibbs Internet Service                      -      (225,000)
                                                  -----------  -----------
   Net cash used in investing activities             (139,965)    (262,809)
                                                  -----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                For the Years Ended December 31, 2000 and 1999

                                                          Year Ended
                                                         December 31,
                                                      2000         1999
                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                    $   217,995   $       -
   Principal payment on notes payable                 (20,072)     (75,000)
   Proceeds from issuance of common stock
     For warrants                                     503,513    1,026,425
   Asset and subsidiary acquisitions                 (583,141)      21,267
   Subscription receivable                            (33,750)          -
   Warrants subscribed                                (21,267)          -
   Cost of capital                                         -       (44,700)
   Repayment of related party notes                        -       (75,000)
                                                  -----------  -----------
   Net cash provided by financing activities           63,278      927,992
                                                  -----------  -----------
Net increase (decrease)
  in cash and cash equivalents                        (18,233)      57,060

Cash and cash equivalents, beginning of period        113,228       56,168

Cash and cash equivalents, end of period          $    94,959  $   113,228

NON-CASH TRANSACTIONS

In August 2000, the Company purchased the assets (primarily certain MMDS and ITFS licenses) of an unrelated entity in a stock transaction valued at $1,293,942. As part of the agreement, the Company received cash of $23,093 and agreed to assume liabilities totaling $610,900.

In September 2000, the Company acquired the shares of Daybreak Auto Recovery, Inc. (now a wholly-owned subsidiary) through a stock swap valued at $293,370. The transaction resulted in the recognition of goodwill in the amount of $233,586. The Company also effectively assumed a bank overdraft of $5,476.

During the year ended December 31, 2000, the Company reduced its accrued liabilities by transferring $8,285 to paid-in capital.



The accompanying notes are an integral part of these consolidated financial statements.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mobile Limited Liability Company, LLC (the "Debtor") was a Nevada limited liability company formed on April 25, 1994 for the purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners ("Partners") comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively called the "Company"). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 "B" Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishment of an inter-company loan from the Partners totaling $100,000, which was accounted for as a conversion to common stock. The License has been recorded by the Company at the Partners' historical cost basis which was $225,000. In substance, the reorganization and asset transfer and resulting combination between Partners and the Company is a change in legal organization, but not a change in entity.

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

The Company was originally an established provider of direct-broadcast satellite television service in the Mobile area. In January of 2000, the Company decided to discontinue broadcasting services to the general public but continues to broadcast for educational institutions in the Mobile area. At approximately the same time, the Company began offering High Speed Internet Services utilizing its MMDS licensed spectrum. In August of 1999, the Company acquired an existing Internet Service Provider completing a shifting of focus to providing Internet service connections to the Mobile area. Beginning in April of 2001 the Company instituted a new system offering Wireless Internet Services to businesses in the Mobile area with the intent of utilizing its MMDS dedicated frequency spectrum as an eventual backup.

On August 6, 2000, the Company purchased certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana (along with other assets) for 11,763,102 shares of the Company's common stock (see Note 3 below).

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nature of Operations (CONTINUED)

On September 8, 2000, the Company purchased 100% of the common stock of Daybreak Auto Recovery, Inc. (an automobile repossession company) through a stock swap involving the issuance of 2,667,000 shares of the Company's common stock (see Note 13 below). Daybreak Auto Recovery, Inc. is now a fully-owned subsidiary of the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary, Daybreak Auto Recovery, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain   prior  year  amounts  in  the  accompanying  consolidated  financial
statements   have   been   reclassified  to  conform  to  the  current  year's
presentation.

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

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

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

License Acquisition Costs

License acquisition costs include costs incurred to develop or acquire wireless cable licenses. These costs had been deferred and amortized on the straight-line basis over 5 years. See IMPAIRMENT OF LONG-LIVED ASSETS below.

Marketing and Direct Selling Costs

Marketing  and  direct  selling costs are expensed as incurred.   These  costs
totaled $36,553 and $26,042 at December 31, 2000 and 1999, respectively.

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

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company records its taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets (SFAS 121)

In March 1995, the FASB issued SFAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,' which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995.

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

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (SFAS 121) (Continued)

In the second quarter of 1999, the Company determined that assets with a carrying value of $465,000 were impaired according to the provisions of SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. Fair value was determined based on recent transactions in the wireless cable industry, including changes in the Company's use of these assets as indicated by the decision to discontinue new installations for wireless cable television services in early 1999, as well as estimates made subsequently of the future earnings from alternative uses for these assets such as high speed Internet access.

At December 31, 2000, the Company determined that assets acquired in the Digital Wireless Systems assets acquired with a carrying value of $1,652,773 were impaired according to the provision SFAS No 121 `Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed of.' Fair value has been reduced to $50,000 for licenses which have not been sold
in spite of the Company's plan and desire to do so.   Certain property,  plant
and equipment with a carrying value of $173,133 has been reduced to $50,000 based on technological obsolescence and the Company's decision to discontinue new installation for wireless service in 1999 and paid programming in March 2001.

Earnings Per Share (SFAS 128)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), `Earnings Per Share', which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive.

Stock-based Compensation (SFAS 123)

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, `Accounting for Stock-Based Compensation.' This statement applies to the financial statements for fiscal years beginning after December 15, 1995. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation (SFAS 123) (Continued)

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

The Company has elected to account for stock-based compensation under AFB Opinion No. 25. The provisions of this statement have been implemented for the year ended December 31, 2000.

New Accounting Pronouncements

Management has determined that no recent accounting pronouncements will affect the accounting and presentation of the financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories of modems, installation materials, etc at December 31, 2000 are stated at estimated market as sale in the normal course of business is unlikely.

     Inventory                               $  98,480
     Reserve for obsolescence                  (93,480)
                                             ---------
     Property and equipment                  $   5,000
                                             =========

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets at December 31, are summarized as follows:

                                                    2000           1999
                                                ------------   ------------

     Machinery and equipment                    $   722,872    $   618,789
     Furniture and fixtures                          37,377         21,801
     Auto and trucks                                247,635          5,325
     Subscriber installation costs                       -          12,720
     Accumulated depreciation                      (760,570)      (556,413)
                                                ------------   ------------
                                                $   247,314    $   102,222
                                                ============   ============

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Depreciation expense totaled $58,168 and $72,494 at December 31, 2000 and 1999 respectively.

NOTE 4 - INTANGIBLES

Intangibles consist of the following:
                                                    2000           1999
                                                ------------   ------------

Purchased goodwill                              $   490,238    $   208,005
Non-compete agreement                                 2,500          2,500
Accumulated amortization                            (64,704)       (29,410)
                                                ------------   ------------
                                                $   428,034    $   181,095
                                                ============   ============


NOTE 5 - OPERATING LEASES AND COMMITMENTS

The Company leases office and warehouse space in Mobile, Alabama, under a one year commitment at $975 monthly. The Subsidiary lease office and yard space in Santa Rosa and San Jose, California under verbal and month-to-month agreements which require payments of $3,250 monthly. Transmitters and tower leases in the five state locales of wireless service total $8,333 monthly. Monthly lease payments totaled $108,212 and $28,400 in the years ended December 31, 2000 and 1999 respectively.

The Company leases four Instructional Television Fixed Service (ITFS) programming channels, referred to as the `E Block' subject to a five-year lease term expiring May 9, 1999. The base provides for monthly base payments of $2,000 and extends the option to renew the lease for successive five-year terms. In May 1999, the Company renewed the lease at a reduced lease rate of $1,200 per month for an additional five years. Additionally the Company leases four Multipoint Multichannel Distribution Service (MMDS) programming channels referred to as the `G Block' subject to an initial five year term, with an automatic five year renewal term, having been renewed on March 31, 1996 and expiring on March 22, 2001. The base provides for monthly lease payments of $1,000. At lease expiration, the Company has the first right of refusal to negotiate a new lease agreement for the channels.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 5 - OPERATING LEASES AND COMMITMENTS (CONTINUED)

As a result of the DWSI acquisition, the Company acquired six additional MMDS leases. (1) In Baton Rouge, Louisiana the Company acquired three leases, one for the H1, H2 and H3 Block. The lease for the H1 block is for 5 years commencing July 25, 1994 with three additional five year renewals. The monthly payment is $450 per month. The lease for the H2 block is for 5 years commencing October 11, 1993 with a five year renewal. Currently the Company is paying $450 per month for the block. The lease for the H3 block is for 5 years commencing October 11, 1993 with three additional five year renewals. The monthly cost is $450. (2) In August 27, 1998 DWSI entered into a five year agreement with three additional 5 year terms which lease was assumed by the Company. The lease covers the E1 through E4 block, the F1 through F4 block and the H2 block. The monthly fee is a minimum of $1,500 or 90 cents per subscriber. The lease is subject to a Cost of Living adjustment upward or downward commencing January 1, 1999 according to the Consumer Price Index. Currently the Company is paying $1,500 per month. (3) In Shreveport, Louisiana the Company assumed three leases (i) The E1 block through the E4 block lease agreement was executed on October 13, 1993 and has a five year term with 3 additional five year renewals. The monthly fee was $1,500 for the first five years and then escalated to $1,779 per month for the current five year term. (ii) The H1 block was leased September 12, 1993 for five years with an additional three five year terms. The monthly fee is $200 per month. (iii) The H2 block lease agreement commenced August 26{, }1993 for five years with an additional three five year terms.

As discussed in Note 1, amounts paid by the Company to acquire the channel leases were capitalized. Management has determined that the value of the channel leases and license acquisition costs were impaired. A write down of $1,602,773 has been reflected in the current year. Amortization expense related to these assets totaled $122,052 and $89,600 for the years ended December 31, 2000 and 1999 respectively. The monthly lease payments are expensed, and totaled $144,072 and $82,869 at December 31, 2000 and 1999 respectively.

Future minimum lease payments under the leases (including Subsidiary) are as follows:


                    2001              $173,228
                    2002               164,228
                    2003               133,981
                    2004                58,391
                    2005                14,000

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 5 - OPERATING LEASES AND COMMITMENTS (CONTINUED)

Capital Leases
Capitalized vehicle leases commitments of the Subsidiary          $102,017
     Less amounts representing interest                             20,497
                                                                  --------

     Present value of capital lease obligation                      81,520
     Current portion of lease commitments                           20,072
                                                                  --------

     Capital lease obligations,
           Net of current portion                                 $ 61,448
                                                                  ========


NOTE 6 - NOTES PAYABLE LONG-TERM

Notes payable consists of three notes payable of the subsidiary due in 2002, $1,050 interest only, payable monthly at 9%. No portion of the notes are due currently. The notes were for the purpose of acquiring three tow vehicles but are not secured.

Note payable, unsecured, payable in monthly installments
    of $337.50, interest only at 9% per annum.  Matures 2002       $  45,000

Note payable, unsecured, payable in monthly installments
    of $337.50, interest only at 9% per annum.  Matures 2002          45,000

Note payable, unsecured, payable in monthly installments
   of $375.00, interest only at 9% per annum.  Matures in 2002        50,000
                                                                   ---------
                                                                     140,000
Less current portion                                                      -
                                                                   ---------
                                                                   $ 140,000
                                                                   =========

NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Notes payable consists of a note payable in the principal amount of $175,000 from an individual who is an officer and director of the Company. The note is secured by liens on all license agreements, channel leases, contracts, accounts receivable, equipment leases, and all additions replacements, machinery, parts and goods used by the Company in the operations of its business. The original note bore interest at 12%, however, the Plan of Reorganization subsequently amended the terms of repayment providing for interest to accrue at 9%.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 7 - NOTES PAYABLE, RELATED PARTIES (CONTINUED)

On July 31, 1999, a $75,000 note payable to a former Director which was reflected in the December 31, 1998 financial statements was repaid, representing full payment of the outstanding principal portion of the note payable. The Company did not pay the accrued, unpaid interest on the debt to the former Director, and the accrued interest remains due and unpaid, secured by the lien previously discussed. The former Director has not demanded payment of the unpaid interest, but neither has he waived his right to demand payment or declare a default. The Company is negotiating with the former Director about the terms of the interest payment.

On September 15, 2000, as a part of the acquisition of the assets and liabilities of Digital Wireless Systems,Inc. (DWSI), a $140,000 note payable bearing interest at 12% to the former Chairman of the Board of the Company was confirmed under the DWSI plan of reorganization, in addition the Company has agreed to reimburse the former chairman $7,000 for out-of-pocket expenses. The note is due upon the sale of one or more assets of the Company, or upon the voluntary or involuntary liquidation, dissolution or reorganization of the Company.

NOTE 8 - DEBTOR CERTIFICATES

As discussed in Note 1, on October 18, 1997, the Bankruptcy Court authorized the issuance and sales of up to $1 million in Certificates of Indebtedness to raise new capital for the reorganized debtor pursuant to Section 364 of the Code. The Certificates were due two years from the Effective Date of the Plan, and bore interest at 10% annually. On May 27, 1998, the Bankruptcy Court Clerk disbursed $242,043, representing proceeds from sales of the Certificates of $239,000, and interest income of $3,043 to Sid Diamond, Esq. (the disbursing agent) who in turn wired the funds to the Company. A total of 120 individuals participated in the program. The Plan of Reorganization provided that the Debtor Certificate holders could, at their exclusive option, convert their debt at a conversion rate of one unit of equity for each $1 lent. A unit of equity consists of two shares of Common Stock and two Class `A' Warrants allowing the holder to purchase additional shares at $0.75 each. 118 holders opted to convert their certificates and two opted not to convert. On July 31, 1998, 466,000 shares of Common Stock and 466,000 "A" Warrants were issued to the 118 Certificate holders. Stock and Warrants issued to this group have no restrictions.

As discussed in Note 1, the Plan of Reorganization also provided that the Debtor would purchase from Mobile Wireless Partners certain MMDS licenses issued by the FDD and owned by the Partnership. The Company agreed to purchase these licenses, referred to as the `H Block' for $225,000. This transaction was effective the date of confirmation. The Plan of Reorganization also provided that the Company would issue a Debtor Certificate to Mobile Partners in a like amount of the purchase price pursuant to Section 364 of the Bankruptcy Code. The plan further provided that the Debtor Certificate could be converted into 3,192,518 shares of Common shares at a

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 8 - DEBTOR CERTIFICATES (CONTINUED)

stated value of $1 each, and 3,068,066 Class `B' Warrants allowing the holder to purchase additional shares at $1.00 each for a period of 1 year.
In the event of conversion of the Debtor Certificate into the stock and warrants, the Partnership agreed by contract not to assign, pledge, transfer or otherwise dispose of the 3,192,518 shares of Common Stock and 3,068,066 warrants for one year from the date of conversion.
126,000 shares of Common Stock held no such restriction.  Further the shares and warrants to be issued could only be issued to the partners upon
dissolution  of  the  Partnership.   The Partnership was dissolved on July 15,
1998 and pursuant to the winding up of the partnership, the shares and warrants were issued and distributed to the Partners.

On November 17, 1998, the Digital Wireless Systems, Inc. Company filed a Voluntary Petition with the United States Bankruptcy Court in the Middle District of Tennessee (the "Court"), for relief under Chapter 11 of the U.S. Bankruptcy Code, case number 398-10899. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal bankruptcy laws were stayed while the Company continued operations as Debtor-in-Possession. On March 17, 1999, the Court authorized the issuance and sales of up to $500,000 in Certificates of Indebtedness to raise new capital for the Company.

A balance of $6,000 in certificates remains from the first program, $5,000 from the second..

NOTE 9 - STOCK OPTION PLANS

On December 11, 1997, the Company's Board of Directors approved an incentive Stock Option Plan for employees, officers, and directors. The plan provides for the issuance of a maximum of 1,000,000 shares of the Company's common stock, issuable at the discretion of the Board of Directors, as indicated in the Plan. As of December 31, 2000, no common stock had been issued under the Company's stock option plan.

Also on December 11, 1997, the Board of Directors authorized the issuance of 365,000 options to officers and directors of the Company, exercisable at $.25 per share for an option term of two years. The Board of Directors elected to extend the option term until January 8, 2002. At December 31, 2000, none of these options had been issued or exercised.

The Plan further reserved 350,000 shares of common stock to be granted in the future at an exercise price of $.25 per share.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000


NOTE 10 - EXPIRATION OF WARRANTS

In 1998, the Company issued 466,000 Series A Warrants exercisable at $0.75 each and 3,068,066 Series B Warrants exercisable at $1.00 each, in conjunction with the conversion of debt and the acquisition of FCC licenses, respectively, occurring upon emergence of the Company from Chapter 11 Bankruptcy Reorganization. In the current year, a total of 44,600 Series A Warrants were exercised and 257,386 Series B Warrants were exercised for cash in the aggregate amount of $290,836. Cumulative exercises from inception were 367,254 for the Series A Warrants and 1,211,788 for the Series B Warrants. The remaining unexercised balance of 98,746 Series A Warrants and 1,860,298 Series B Warrants expired on July 15, 2000.

On September 11, 2000, a financial advisor, as part of the effort to raise additional capital for the Company, contributed back to the Company 203,551 each of Series C, Series D, Series E, and Series F Warrants (814,204 warrants in aggregate) received in the asset purchase agreement described in Note 3 below. The exercise price on these warrants was adjusted downward to $0.45 through the issuance of 814,204 new Series G Warrants for a 60-day period. A total of 759,315 Series G Warrants were exercised for cash in the aggregate amount $341,692. 54,889 Series G Warrants expired on November 10, 2000.

NOTE 11 - GOING CONCERN

As discussed in Note 1, the Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high speed Internet access, profitable operations of its subsidiary, and its ability to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, or that sales of the Company's stock will generate sufficient working capital to offset operating losses.

It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000


NOTE 12 - INCOME TAXES

At December 31, 2000, the Company had federal and state net operating loss carry-forwards available of approximately $5,162,054, which will expire in full by 2015.

The approximate tax effect of temporary differences which gave rise to significant deferred tax assets at December 31, 2000, are as follows:

Net operating losses                          $  1,872,429
Deferred tax assets valuation allowance         (1,872,429)
                                              -------------

Net deferred tax assets                       $         --
                                              =============

A deferred asset of $1,872,429 has been provided for the $4,801,099 loss carryforward that expires in full by 2015. A valuation allowance of $1,872,429 has been provided to reduce the asset to the amount of tax benefit management believes the Company will realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

The reconciliation of income tax computed at the U. S. Federal statutory tax rates to income tax benefit for the year ended December 31, 2000, is as follows:

Tax at U. S. Statutory rates                       (34)%
State income taxes, net of federal tax benefits     (5)%
                                                  -------
                                                    39%
Income tax benefit not recognized                   39%

NOTE 13 - BUSINESS ACQUISITIONS

On August 25, 1999, the Company purchased all of the assets of Dibbs Internet Services, Inc. (`Dibbs'), an Alabama corporation, for a purchase price of $225,000. Dibbs is an Internet service provider in Mobile, Alabama. Dibbs provided Internet services to approximately 730 Internet customers in the Mobile metropolitan area via dial-in telephone line access. The Company will continue offering Dibbs customers the telephonic Internet service that they have now, and will also offer them the opportunity to convert to use of high speed wireless Internet service. The statement of operations at December 31, 1999, includes the results of operations of Dibbs after August 25, 1999.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 13 - BUSINESS ACQUISITIONS (CONTINUED)

The Company acquired the Dibbs assets used in the operation of its Internet service, including its equipment, software, and the right to use the Dibbs trade name, for $225,000, paid in full on August 25, 1999, to Dibbs and its sole shareholder and president, Diane Summers. The Company did not assume any liabilities of Dibbs in the transaction. The purchase price has been allocated as follows:

Property and equipment                   $    14,495
Non-compete agreement                          2,500
Goodwill                                     208,005
                                         -----------
Total                                    $   225,000
                                         ===========

(a) On February 15, 2000, the Company executed an asset purchase agreement with an unrelated entity (the "Seller") owning the rights to certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana. The Seller was operating as a Debtor-in-Possession under Chapter 11 of the US Bankruptcy Code. The agreement called for the Company to acquire all of the assets of the Seller and to assume and agree to pay substantially all of the Seller's indebtedness to others, all as part of the Seller's plan of reorganization under the Bankruptcy Code. In addition, the Purchase Agreement provided for a purchase price adjustment of additional shares of the Company's common stock if certain conditions relative to the trading of the Company's stock were not met. Upon completion of the audit of the financial statements of DWSI, with report of the auditors dated November 13, 2000, the Company determined that the additional liabilities not originally disclosed were of a magnitude that the additional escrowed shares should not be released to the sellers.

The Seller's plan of reorganization was confirmed by the U.S. Bankruptcy Court on May 23, 2000, and the asset purchase transaction was consummated on August 6, 2000. The stock trading purchase price adjustment, plus other price adjustments agreed at closing, resulted in a purchase price to the Seller (after purchase price adjustments of 3,763,102 as to shares and to all classes of warrants, respectively) of 11,763,102 shares of the Company's $0.01 par value common stock, plus 11,763,102 Series C One-Year Warrants, 11,763,102 Series D Eighteen-Month Warrants, 11,763,102 Series E Two-Year Warrants, and 11,763,102 Series F Three-Year Warrants. The exercise prices range from $1 to
$6.  As described in   Note 2 above, 203,551 each of the Series C-F Warrants
were subsequently transferred to 814,204 Series G Warrants at an exercise price of $0.45 each, expiring November 9, 2000. The entire purchase transaction was valued at $1,293,942, representing acquired licenses of $1,749,995, other assets of $154,847, and the assumption of $610,900 in liabilities.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 13 - BUSINESS ACQUISITIONS (CONTINUED)

A total of 1,381,999 units of equity (each unit representing 1 share of $0.01 par value common stock plus 1 each of Series C-F Warrants, respectively) issued to officers and directors of the Seller, were placed in an escrow account, pending the completion of certain guarantees pertaining to the transfer of ownership rights to the licenses and the issuance of audited financial statements. The Company has recognized an escrow obligation (presented as a contra asset against license acquisition costs) and a corresponding charge to equity on the September 30, 2000 balance sheet in the amount of $152,020 for these escrowed shares at the time of purchase.
All of the aforementioned 1,381,999 units of equity were transferred back to the corporation as the guarantees were not met.

(b) On September 8, 2000, the Company acquired all 1,000,000 shares (no par value) of the issued and outstanding common stock of Daybreak Auto Recovery, Inc., an automobile repossession company located in northern California, in exchange for 2,667,000 shares of the Company's $0.01 par value common stock (of which 53,440 shares were issued to a financial advisor as a finder's fee). The transaction was valued at $293,370, consisting of $568,384 in assets (including the recognition of $233,586 in goodwill) and $275,014 in liabilities.

The following unaudited pro forma information presents a summary of results of operations of the Company and Dibbs as if the acquisition occurred at the beginning of the fiscal year of the acquisition.

                                                   (Unaudited)
                                               DECEMBER 31, 2000
                                               -----------------

Total revenues                                 $    293,690
Net loss                                       $ (1,208,698)
Basic earnings per share                       $       (.27)

In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisition been consummated at the beginning of the fiscal periods or of future operations of the combined activities.

                ADVANCED WIRELESS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000


NOTE 14 - BUSINESS SEGMENTS

The principal business of the Company has been Wireless Broadcasting. On September 8, 2000 the company entered the field of automotive related business with the purchase of Daybreak Auto Recovery, Inc., a Corporation which commenced business January 1, 2000.


Year ended                                                    CAPITAL        DEPRECIATION
December 31, 2000       REVENUES     NET LOSS    ASSETS     EXPENDITURES     AMORTIZATION
-----------------       ----------   --------    --------   ------------     ------------
Wireless  Broadcasting  $  322,350   $2,911,359  $593,120     $ 27,753          $189,520
Auto Recovery              770,287        1,222   335,224      118,999            37,544
                        ----------   ----------  --------   ------------     ------------
                        $1,092,637   $2,912,581  $928,344     $146,752          $227,064
                        ==========   ==========  ========   ============     ============

NOTE 15 - SUBSEQUENT EVENTS

On February 6, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of RAP Group, Inc., in exchange for 5,000,000 shares of the Company's $0.01 per value common stock of which 150,000 shares will be issued to a financial advisor as a finder's fee. The shares are being held in escrow and the valuation of the transaction is subject to audit of the acquired company.

The transaction also involved the issuance of an additional 2,000,000 H Warrant Certificates entitling the holder thereof to purchase up to 2,000,000 additional shares of the Company's Common Stock at fifty cents per share for a period of time which will expire on January 1, 2003.

As of March 31, 2001, shareholders had exercised a total of 1,336,980 C, D, E, and F warrants.

The Company previously impaired or recorded valuation allowances against identifiable cable television fixed assets, inventory, and subscriber premises equipment. The carrying value of remaining cable televisions assets at December 31, 2000, is considered immaterial.