Form 10QSB
period 2001-03-31
ADVANCED WIRELESS SYSTEMS INC
filed 2001-06-14
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000 Commission File No. 0-24778

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _______to _______

ADVANCED WIRELESS SYSTEMS, INC.

(Name of small business issuer in its charter)

Alabama	63-120534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

716 College Avenue, Suite A-2

Santa Rosa, California 95404

(address of principal executive offices)

Issuer's telephone number: 707-576-1008

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and report require to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date:

At March 31, 2001, a total of 26,931,509 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION *

Item 1. Financial Statements *

Item 2. Management's Discussion and Analysis or Plan of Operation *

Recent Accounting Pronouncements *

Results of Operations *

The RAP Group, Inc. Acquisition *

Subsequent Event *

Risks Involved in the Voltage Vehicle Acquisition. *

Risks Due to the Current Electric Energy Crisis in California. *

Risks Due to Restricted Electric Storage *

Risks Due to Consumer Acceptance *

Risks of Our Own Business and Operations *

Results of Operations for the Three Months Ended March 31, 2001, as Compared to the Three Months Ended March 31, 2000. *

Capital Resources and Liquidity *

Operating Activities *

Investing Activities *

Financing Activities *

PART II. OTHER INFORMATION *

Item 1. Legal Proceedings *

Item 2. Changes in Securities and Use of Proceeds *

Item 3. Defaults Upon Senior Securities *

Item 4. Submission of Matters to a Vote of Security Holders *

Item 5. Other Information *

Item 6. Exhibits and Reports on Form 8-K *

Advanced wireless systems, inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended March 31, 2001 have been prepared by the Company.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Current Assets
Cash	$ 498,772	$ 94,995
Accounts receivable, net	380,160	98,896
Employee advances	17,289
Notes receivable	36,500
Notes receivable, related parties		15,000
Prepaid expenses	14,612	22,324
Inventories	235,000	5,000
Total Current Assets	1,182,333	236,215
Fixed assets, net of depreciation	308,837	247,314
Other Assets
License acquisition costs, net	5,000	5,000
Other intangibles, net of amortization of $110,384 And $67,328 at March 31,2001 and December 31, 2000, respectively	1,342,352	428,034
Deposits	12,242	11,781
Total Other Assets	1,359,594	444,815
TOTAL ASSETS	$ 2,850,764	$ 928,344

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 478,567	$ 484,753
Sales tax payable	44,702
Debtor certificates	11,000	11,000
Notes payable	90,500	90,500
Notes payable, related parties	513,044	326,793
Accrued payroll & payroll taxes	56,024	23,175
Accrued interest payable	11,301	101,377
Other accrued expenses	38,709	52,566
Current portion of obligations under capital leases	19,719	20,072
Total Current Liabilities	1,371,566	1,110,236
Obligations under capital leases, net of current portion	55,389	61,448
Notes Payable	140,000	140,000

Total Liabilities	1,566,955	1,311,684
Stockholders' Equity (Deficit)
Common stock, $.01 par value,
150,000,000 shares authorized 25,720,418 and
19,431,509 issued and outstanding at March 31,2001
and December 31, 2000, respectively	257,204	194,315
Additional paid-in capital	6,167,844	4,257,194
Subscriptions receivable	(33,750)	(33,750)
Accumulated deficit	(5,107,489)	(4,801,099)
Total stockholders' equity (deficit)	(1,283,809)	(383,340)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 2,850,764	$ 928,344

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed CONSOLIDATED statementS of operations

(Unaudited)
	For the Three Months Ended March 31,
	2001	2000
REVENUES
Sales and Revenues	$ 2,019,727	$ 55,973
Cost of Sales	1,335,609	48,746
Gross Profit	684,118	7,227
COSTS AND EXPENSES
General and Administrative	798,032	142,157
Depreciation and amortization	62,269	39,509

Total Costs and Expenses	860,301	181,666

Net Loss from operations	(176,183)	(174,439)

OTHER INCOME (EXPENSES)
Legal Settlement	37,500
Interest Income	2,435
Interest Expense	(14,989)	(3,938)
Total Other Income and Expenses	24,946	(3,938)
NET LOSS	$ (151,237)	$ (178,377)
Net loss per share - basic and diluted	$ (0.01)	$ (0.04)
Weighted average number of shares outstanding	22,974,698	5,016,885

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder's Equity
	Common Stock Shares	Par Value	Additional paid-in Capital	Subscribed Stock	Accumulated Deficit	Total

Balance, December 31, 1999	4,989,342	$ 49,893	$2,139,176	$ -0-	$ (1,888,518)	$ 300,551

Exercise of Warrants for Common Stock
Class A Warrants	44,600	446	33,004	-0-	-0-	33,450
Class B Warrants	257,386	2,574	254,812	-0-	-0-	257,386
Class C Warrants	83,378	834	81,635	-0-	-0-	82,469
C, D, E, F Package Warrants	3,636	36	7,236	-0-	-0-	7,272
Class G Warrants	779,315	7,793	342,899	-0-	-0-	350,692
Total Warrants Exercised	1,168,315	11,683	719,586	-0-	-0-	731,269

Adjust Shares per transfer agent	21,310	213	8,072	-0-	-0-	8,285

Stock issued for Services	250,264	2,503	85,091	-0-	-0-	87,594
Stock issued for net asset acquisition	11,763,102	117,631	1,176,311	(152,020)	-0-	1,141,922
Stock issued for acquisition of subsidiary	2,667,000	26,670	266,700	-0-	-0-	293,370
Price adjustment- stock issued for Acquisition of Subsidiary	(1,427,824)	(14,278)	(137,742)	152,020	-0-
Subscribed stock	-0-	-0-	-0-	(33,750)	-0-	(33,750)
Net Loss	-0-	-0-	-0-	-0-	(2,912,581)	(2,912,581)

Balance, December 31, 2000	19,431,509	$ 194,315	$4,257,194	$ (33,750)	$ (4,801,099)	$ (383,340)

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder's Equity
	Common Stock Shares	Par Value	Additional paid-in Capital	Subscribed Stock	Accumulated Deficit (1)	Total

Balance, December 31, 2000	19,431,509	$ 194,315	$4,257,194	$ (33,750)	$ (4,956,252)	$ (538,493)

Exercise of Warrants for Common Stock
Class C Warrants	271,850	2,719	155,923			158,642
Class D Warrants	162,806	1,628	74,453			76,081
C,D,E,F Package Warrants	2,875	28	5,635			5,663

Stock issued for Services	125,000	1,250	22,750			24,000
Stock issued for Retirement Options	525,000	5,250	132,563			137,813
Stock issued for Incentive Options	51,378	514	16,826			17,340
Stock issued for Acquisition of Subsidiary	5,150,000	51,500	1,502,500			1,554,000
Net Loss					(151,237)	(151,237)

Balance, March 31, 2001	25,720,418	$257,204	$6,167,844	$(33,750)	$(5,107,489)	$(1,283,809)

(1) **As Adjusted See Note 3**

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities
Net Loss	$ (151,237)	$ (178,377)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	62,269	39,509
Write off of cable TV premises equipment	-	-
Changes in Operating Assets and liabilities
Accounts receivable	281,264	(2,286)
Accounts receivable, related parties		(4,089)
Employee advances	17,289	-
Notes receivable	36,500	-
Prepaid expenses	(7,622)	6,600
Deposits	461	-
Inventories	230,000	(1,020)
Accounts payable	(2,814)	13,502
Sales tax payable	(44,702)	-
Notes payable, related party	(186,251)	-
Notes payable	-	30,000
Accrued interest	(8,924)	3,937
Accrued payroll and payroll taxes	(32,849)	-
Other accrued expenses	13,857	-
Current portion, leases	353	-
Net cash provided by (used in) Operating Activities	207,594	(85,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(47,951)	(21,212)
Acquisition of subsidiary, net	88,909	-
Total investing activities	40,958	(21,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercised stock warrants	240,386	60,130
Principal payment on notes	(3,245)	-
Total Financing Activities	237,141	60,130
Net increase (decrease) in cash and cash equivalents	403,777	(46,846)
Cash and cash equivalents, beginning of period	94,995	113,228
Cash and cash equivalents, end of period	$ 498,772	$ 66,382

Non Cash Transactions

In February, 2001, the Company acquired the shares of the RAP Group, Inc. (now a wholly owned subsidiary) through a stock swap valued at $1,554,000. The transaction resulted in the recognition of goodwill in the amount of $950,835.

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Notes to Financial Statements

MARCH 31, 2001

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001.

Nature of Operations

Mobile Limited Liability Company, LLC (the Debtor) was a Nevada limited liability company formed on April 25, 1994 for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998 as the Reorganized Debtor (collectively, called the Company). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 B Warrants exercisable on a 1 for 1 basis for the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's common stock, and the extinguishments of an inter-company loan from Partners totaling $100,000, which was accounted for as a conversion to common stock.

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

The Company was originally an established provider of direct-broadcast satellite television service in the Mobile area. In January of 2000, the Company decided to discontinue broadcasting services to the general public but continues to broadcast for educational institutions in the Mobile area. At approximately the same time, the Company began offering High Speed Internet Services utilizing its MMDS licensed spectrum. In August of 1999, the Company acquired an existing Internet Service Provider completing a shifting of focus to providing Internet service connections to the Mobile area. Beginning in April of 2001, the Company instituted a new system offering Wireless Internet Services to businesses in the Mobile area with the intent of utilizing its MMDS dedicated frequency spectrum as an eventual backup.

On August 6, 2000, the Company purchased certain MMDS and ITFS licenses in Baton Rouge Louisiana, Clarksville Tennessee, Reading Pennsylvania, and Shreveport Louisiana (along with other assets) for 11,763,102 shares of the Company's common stock.

On September 8, 2000, the Company purchased 100% of the common stock of Daybreak Auto Recovery, Inc. (an automobile repossession company) through a stock swap involving the issuance of 2,667,000 shares of the Company's common stock. Daybreak Auto Recovery, Inc. is now a fully owned subsidiary of the Company.

On February 6, 200l, the Company purchased 100% of the common stock of The RAP Group, Inc. (a new and used automobile sales company) through a stock swap involving the issuance of 5,150,000 shares of the Company's common stock and 2,000,000 warrants. The RAP Group, Inc. is now a fully owned subsidiary of the Company.

Management's Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 2- PURCHASE AGREEMENTS

(a) On February 6, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of The RAP Group, Inc., a new and used automobile sales company located in Santa Rosa, California. in exchange for 5,000,000 shares of the Company's $0.01 par value common stock. In addition, 150,000 shares were issued to a financial advisor as a finder's fee. The transaction was valued at $1,554,000 consisting of $1,085,039 of assets (including the recognition of $950,835 in goodwill) and $481,874 in liabilities. The shares of the Company are being held in an escrow account pending the completion of an audit of The RAP Group, Inc. An additional 2,000,000 warrant certificates were issued to the acquired company's shareholders entitling the holder thereof to purchase up to 2,000,000 additional shares of the Company's common stock at fifty-cents per share for a period of time, which shall expire on January 1, 2003.

(b) On May 15, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of Voltage Vehicles, Inc., in exchange for 2,500,000 shares of the Company's common stock and warrant certificates entitling the holder thereof to purchase up to 3,000,000 additional share of the Companies common stock at thirty-five-cents per share. In addition, 150,000 shares were issued to a financial advisor as a finder's fee. The shares of the Company are being held in an escrow account pending completion of an audit of Voltage Vehicles, Inc. and the occurrence of other events including a joint venture related to its business.

NOTE 3 - EXECUTIVE COMPENSATION

A prior period adjustment was made to the beginning balance of Retained Earnings for options granted January 26, 2001 for services rendered by three officer/directors prior to the current year valued at $155,153. The options were exercised on or about February 11, 2001 for the issuance of 576,378 shares without payment of cash.

NOTE 3 - EXECUTIVE COMPENSATION (Continued)

In the first quarter of 2001, the Company entered into employment agreements with two officers of the Company (President and Chief Financial Officer) with annual salaries of $85,000 and 350,000 shares of the Company's common stock to be issued at prescribed intervals.

NOTE 4

On February 6, 2001, the Company acquired the RAP Group, Inc. Summary results at March 31, 2001 and for the three months then ended are presented for the RAP Group, Inc., other entities and in total.
	THE RAP GROUP, INC	OTHER	TOTAL

Current Assets	$924,761	$257,572	$1,182,333
Fixed and Other Assets	55,161	1,613,270	1,668,431
Total Assets	979,922	1,870,842	2,850,764
Current Liabilities	255,113	1,116,453	1,371,566
Long-term liabilities		195,389	195,389
Equity	724,809	559,000	1,283,809
Total Liabilities & Equity	979,922	1,870,842	2,850,764

Revenues/Sales	1,652,379	367,348	2,019,727
Cost of Sales	1,275,189	60,420	1,335,609
Gross Profit	377,190	306,928	684,118
Expenses	255,545	579,810	835,355
Net Income (Loss)	$121,645	$(272,882)	$(151,237)

NOTE 5 - GOING CONCERN

As discussed in Note 1, the Company has emerged from Chapter 11 Bankruptcy. The Company's ability to continue as a going concern depends, in part, on its ability to develop new markets for its MMDS frequencies including, but not limited to, high speed Internet access, to achieve profitability with its acquisitions over and above the ongoing administrative operating costs of the Company, and to raise new capital through public offerings of the Company's stock. There can be no assurance that the Company will successfully develop new markets for its services, that the ongoing administrative costs of the Company can be covered by the profitable acquisitions, or that sales of the Company's stock will generate sufficient working capital to offset operating losses.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the Company's Consolidated Financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Accounting Pronouncements

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

Results of Operations

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this registration statement. This registration statement contains forward looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the telecommunications part of our business where we are currently emphasizing the marketing of high speed wireless Internet access. We have discontinued marketing wireless television services, maintaining our current market segment and de-emphasized traditional internet services we are offering over telephone lines.

Simultaneous to these marketing efforts in our telecommunications business, we are continuing to change the focus of our business by acquiring automotive related ventures. Our subsidiary, Daybreak Auto Recovery, Inc. ("Daybreak") is continuing to grow and expand. Our newly acquired subsidiary, the RAP Group, Inc. (RAP) was profitable during the first quarter of 2001.

The entities that we have acquired (Daybreak and RAP) ,and are in the process of acquiring (Voltage Vehicles, Inc.) , we believe will ultimately generate sufficient profits on a segmented basis so as to offset losses we have continuously experienced in our telecommunications business. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our inability to develop and implement new services such as wireless broadband access and high-speed Internet access; our inability to obtain the necessary authorizations from the FCC for such new services; renewal of our FCC licenses; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; or our Company's failure to attract strategic partners, general business and economic conditions; inexperience of management in deploying a wireless broadband (or high-speed) access business. Similar factors could affect the automotive part of our business.

We have not yet developed our high speed Internet access services. In the first quarter of 2001, most of our revenues came from our automotive subsidiaries. Our revenues from our telecommunications business continued to decline. We are hopeful that the revenues and profits generated from our automotive businesses will eventually lead us to profitability. Our ability to continue to expand our business depends on our finding new sources of revenue, such as our automotive subsidiaries and income from possible future acquisitions. If we fail in these endeavors, we will be unable to continue as a going concern. Our auditors' report contains a going concern qualification.

We do not have reliable projections of how long it may take to generate positive cash flows or operating profits. In the telecommunications part of our business we have ongoing operating costs including rent, license fees for our broadcast frequencies and debt service. We believe that in order to be profitable in our telecommunications business we will need a Internet customer base of at least 3,000. Currently we have about 875 Internet customers. We have just recently instituted a new prototype Wireless Internet Access system at our Mobile operations in an effort to increase our Internet customer base. Our subsidiary, Daybreak Auto Recovery, Inc. has more than doubled its business since this time last year and our newly acquired subsidiary has equaled its revenues for the same time last year. However, the recent economic downturn in Northern California coupled with anticipated energy shortages over the next few years could have a material adverse effect on our automotive businesses.

We have made an assignment of certain of our FCC licenses as collateral to secure payment of certain legal fees.

At the closing of the DWSI transaction, we executed promissory notes to cover fees owed to four law firms that represented DWSI in its bankruptcy proceedings, to cover their outstanding bills through May 25, 2000, totaling approximately $134,000. The notes are secured by an assignment of the FCC licenses acquired in the DWSI transaction which were the main assets we acquired from DWSI. The notes bear interest at 9% per annum and require monthly payments, with the entire amounts becoming due on December 31, 2000. We have been unable to pay off these notes as they became due and, as a result, we could lose the FCC licenses which we purchased.

We are in the process of transferring certain FCC licenses into the Company's name and also in the process of renewing many of our FCC licenses.

We have applied to transfer licenses acquired in the DWSI transaction into the Company's name. There are no assurances that the Federal Communications Commission (FCC) will agree to these transfers. Also, many of our FCC licenses are up for renewal. We have applied to the FCC to renew the licenses but there can be no assurances that the FCC will renew the licenses.

The RAP Group, Inc. Acquisition

On February 6, 2001, Advanced Wireless Systems, Inc. (the "Company" or "AWSS") entered into a Plan and Agreement of Reorganization (the "RAP Agreement") to purchase all of the stock of the RAP Group, Inc. ("RAP").

Prior to signing the RAP Agreement, we had 19,431,505 shares of stock issued and outstanding. The RAP Agreement contemplates that we will issue 5,000,000 shares of our stock to the RAP shareholders in the acquisition. Although the exact number of shares to be issued to RAP shareholders is contingent on the results of an audit that is currently in process, we believe that the recipients of the shares from the RAP purchase will not own a majority of the shares of our outstanding stock and will not be able to control future shareholder votes, including elections of directors. We will be acquiring all 25,000 issued and outstanding shares of RAP pursuant to the RAP Agreement.

We expect that two shareholders, as a result of the reorganization and purchase, will acquire more than five percent (5%) of our shares. In the exchange, Jerome Schneider will relinquish 20,000 shares of RAP and receive approximately 4,000,000 shares of our stock and warrants to purchase an additional 1,600,000 shares of our stock at fifty cents each ($0.50). Jeffrey Schneider, will relinquish 250,000 shares of RAP and receive approximately 1,000,000 shares of our stock and warrants to purchase an additional 400,000 shares of our stock at fifty cents each ($0.50).

Additionally, as a part of the acquisition, we appointed Jeffrey Schneider to our Board of Directors to fill a vacancy. Jeffrey Schneider is a founder and President of RAP and will remain as its president and chief executive officer. Jerome Schneider is the father of Jeffrey Schneider.

RAP, located in Fulton, California, is in the business of selling new, used and repossessed automobiles. After the acquisition, RAP will continue its operations as our wholly owned subsidiary. RAP currently employs four licensed sales personnel, five mechanics and two automotive dealers. Administration and management of RAP is performed on a day to day basis by Jeffrey Schneider who is RAP's President and Chief Executive Officer. RAP also employs two administrative personnel. Mr. Schneider has been appointed to our Board of Directors. The management of RAP has not changed, but we have added our CFO, Thomas Howard as their CFO because the accounting has to be consolidated.

We are acquiring RAP's stock to diversify the business of AWSS. A large part of RAP's business is the selling of repossessed automobiles. In this sense, RAP compliments our previous automotive related business Daybreak Recovery, Inc. which is in the business of repossessing automobiles. During the last year, RAP has had significant financial success, posting $7.2 million in gross revenues for the year ending December 31, 2000. Net Income after taxes was $375,344. These figures have been presented to us by RAP and are Unaudited. As part of our agreement with RAP, they must provide us with audited financial statements. Their audit is currently underway. Until such time as we receive their audited financial statements we are relying on unaudited financial information which could change as the result of the audit

After the acquisition, RAP will continue its operations as our wholly owned subsidiary.

Subsequent Event

On May 15 2001, Advanced Wireless Systems, Inc. (the "Company" or "AWSS") entered into a Plan and Agreement of Reorganization (the "Voltage Agreement") to purchase all of the stock of Voltage Vehicles, Inc. ("Voltage").

Prior to signing the Voltage Agreement, we had 24,431,505 shares of stock issued and outstanding. The Voltage Agreement contemplates that we will issue 2,500,000 shares of our stock and 3,000,000 Series K Warrants entitling the holder to acquire as many shares at $0.35 each to the Voltage shareholder in the acquisition. The "K" Warrants have a life of two years. In addition, the Company has issued 150,000 shares and 150,000 warrants as a finders fee to a financial advisor. Although the exact number of shares to be issued to Voltage shareholders is contingent on the results of an audit that is currently in process, we believe that, the recipients of the shares from the Voltage purchase will not own a majority of the shares of our outstanding stock and will not be able to control future shareholder votes, including elections of directors. We will acquire all 25,000 issued and outstanding shares of Voltage pursuant to the Voltage Agreement.

We expect that the single shareholder of Voltage will acquire more than five percent (5%) of our shares. In the exchange, Nancy Hayssen will relinquish 25,000 shares of Voltage and receive 2,500,000 shares of our stock.

Nancy Hayysen is a founder and President of Voltage and will remain as its president and chief executive officer. Nancy Hayssen is the granddaughter of Jerome Schneider and the niece of Jeffrey Schneider, a member of our Board of Directors and President and Chief Executive Officer of the RAP Group, Inc., our wholly owned subsidiary.

It is believed that as a family group, Jerome Schneider, Jeffrey Schneider and Nancy Hayssen will control over thirty-five (35%) percent of the issued and outstanding shares of the Company's Common Stock.

Voltage is located in Fulton, California and shares offices with the RAP Group, Inc.

Voltage was incorporated in 2000 with the goal of developing markets for zero emission vehicles based upon the belief that newly enacted state and federal environmental and tax statutes and regulations had created a business environment which could be exploited. Shortly after its founding, Voltage entered into a distribution agreement with ZAPWORLD.COM, a leading manufacturer of personal electric vehicles. The agreement granted Voltage the exclusive right to market and distribute ZAPWORLD products to automobile distributors throughout the United States. In May of 2001, Voltage entered into a joint venture agreement with ZAPWORLD wherein the two entities agreed to the join forces to develop new NEV electric vehicles and other personal electric vehicles for marketing and distribution internationally. Voltage currently has ongoing negotiations with several other businesses which manufacture zero emission products. In acquiring Voltage, we believe that there is a good potential for marketing and distributing Neighborhood Electric Vehicle (NEV) especially in the State of California. An NEV is passenger vehicle which has a top speed of 25 miles per hour. The State of California is in the vanguard of a national movement to lessen the dependency on fossil fuel vehicles in its attempt to better the overall environment. In an effort to promote zero emission vehicles, the State of California, through its Air Resources Control Board, has mandated that 10% of all new vehicles sold in the State in the year 2003 must be zero emission or hybrid vehicles which utilize fossil fuels to charge lead acid batteries. An NEV qualifies as a new vehicle for purposes of the Air Resources Board mandate. To further promote development and utilization, California has set aside grant funds which would give out up to $9000 to residents who purchase zero emission vehicles. Under the Internal Revenue Code, the Federal government is offering a 25% Investment Tax Credit and two year depreciation to foster the birth of this fledging industry.

Prior to entering the agreement with AWSS, Voltage entered into two agreements with ZAPWORLD.com. The first agreement assigns the exclusive distribution rights to the automotive distribution industry to sell ZAPWORLD.Com ("ZAP") products. ZAP (NASADAQ: ZAPP) is currently the leading U.S. manufacturer and distributor of personal electric vehicles which includes electric scooters, electric bicycles, electric motorcycles, electric swim propulsion systems and electric propulsion systems for roller blading. The second agreement is the creation of a joint venture between Voltage and ZAP wherein the two companies are jointly developing NEV's and other personal electric vehicles.

Voltage also has reached an agreement with Auto Distributors, Inc. which has distribution rights for the Solectria electric car product line and componentry recognized to be the finest componentry available on the market today. Voltage will service the sales and delivery of Solectria automobiles on behalf of Auto Distributors, Inc.

Additionally, Voltage is in negotiations with several other companies which are Manufacturers of zero emission products.

Risks Involved in the Voltage Vehicle Acquisition.

Because of the lack of audited financial information on Voltage, and its own precarious financial condition, in conjunction with our own poor financial condition, substantial risks are involved in this asset purchase and any investment in our company. The following discussion summarizes the most important of those risks. Because of the high risks involved, investors should not invest in our securities unless they can afford a complete loss of their investment.

We Need An Infusion of Capital to Continue Operations at Current Levels

Our telecommunications business and Voltage Vehicles are operating at a loss. Our automotive subsidiaries, while operating at a profit, need profits generated within the subsidiaries for growth and cash flow purposes. The subsidiaries are not now, nor will they be in the foreseeable future, able to contribute any financial help to the parent company (AWSS). Our losses from our telecommunications operations continue to mount despite our efforts to turn them into profitable enterprises. Over the course of the past six months, we have substantially cut back our telecommunications operations to stem the losses but our desire and ability to retain the telecommunications assets is dependent on our ability to obtain operating capital. Our current unpaid liabilities exceed $1.3 million. We do not have enough cash to pay off these debts and we continue to operate at a loss. We must have an infusion of capital in the immediate future or we will be forced to further curtail or close some of our operations.

Last year we issued 41 million warrants to DWSI shareholders to purchase our Common Stock. The Warrants issued ranged in price from $1 to $6. During the first quarter of 2001, $240,386 was received from the exercise of warrants by former DWSI shareholders. We will be dependent on our shareholders exercising these Warrants in order to eventually liquidate our liabilities and grow the Company. We hope our shareholders will continue to exercise their warrants but cannot be sure that they will do so. We do not have any other funding sources ready to generate revenue to sustain our operations.

Risks Due to the Current Electric Energy Crisis in California.

Since the beginning of 2001, the State of California has experienced severe electrical energy shortages. In view of these shortages the California Air Resources Board has relaxed its earlier mandate which required that 10% of all new vehicles sold in the State beginning in the year 2003, be zero emission vehicles. Instead, 2% must be zero emission and in addition, California will now allow hybrid autos (those that have fossil fuel generators that charge lead acid batteries) (up to 8%) due to heavy lobbying to drop the mandate due to the electric energy shortages. There can be no assurance that the Air Resources Board will continue to enforce its mandate. Also, the cost of operating an electric vehicle which was 1 cent per mile at the beginning of the year is an unsure component in the foreseeable future. The situation could occur where it costs more to operate a zero emission vehicle operated by electric batteries than it is to operate a vehicle which uses fossil fuels for propulsion.

Risks Due to Restricted Electric Storage

Currently electric vehicles operate on lead cell batteries. Typically, these lead cell batteries restrict electric vehicles to small operational ranges. In other words, a typical electric passenger vehicle carrying four adults has a range of 60 miles or less before the batteries have to be recharged. This restriction on range will likely inhibit the sales of electric vehicles. While there is ongoing research and development to create batteries that will permit longer ranges and fuel cell technology which would greatly enhance the range of zero emission vehicles, there are no assurances that such research and development will be successful.

Risks Due to Consumer Acceptance

While there is significant evidence that the U. S. population as a whole supports current federal, state and local environmental policies designed to enhance air quality, there can be no assurance that consumers will willingly purchase zero emission vehicles. Factors such as cost and operational range are likely to have an impact on consumer acceptance.

Risks of Our Own Business and Operations

Our telecommunications Operations have a history of losses in the foreseeable future.

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997because it was unable to operate profitably. Its situation and history are very similar to that of DWSI which we acquired in the last quarter of 2000. Since we emerged from bankruptcy and since we acquired DWSI through bankruptcy, our telecommunications operations have continued to experience losses from operations. We have stopped any new wireless television installations which is in line with our operating experience. Limited channel capacity, direct satellite TV and wired cable TV competition has been determined to be too intense for us to successfully compete. We have, over the past two years, attempted to enter the Internet business with little success. We are currently developing a Wireless High Speed Internet system utilizing free FCC spectrum at our Mobile operation with the intent that we can back up our customers with high speed wireless internet service utilizing our dedicated FCC spectrum when, and if, the free spectrum becomes jammed with too much traffic. If we are successful in our efforts to introduce this new Internet technology in Mobile, we intend to expand the service to the other areas in which we have dedicated spectrum (i.e. Shreveport and Baton Rouge, Louisiana; Clarksville, Tennessee and Reading, Pennsylvania). We can expect losses in our Internet business line until we build a large enough customer bases to generate revenues in excess of start up and operating costs.

Due to the uncertainty regarding the availability of capital, we do not have reliable projections of how long it may take to generate positive cash flow or operating profits from the Internet business. We have ongoing operating costs including, rent, license fees for our broadcast frequencies, and debt service.

We believe that to make a profit from our current telecommunications business, we must expand our Internet customer base to at least 3,000 customers in each of our service areas. We currently have less than 1,000 Internet customers. We cannot expect to operate our telecommunications businesses at a profit in the foreseeable future.

We believe that the future profitability of our business will hinge on the success of our newly acquired automotive subsidiaries, Daybreak Auto Recovery, Inc. and the RAP Group, Inc., both of which have shown profits during the first quarter. However, the RAP Group, Inc. which sells new, used and repossessed automobiles may be subject to downturns in the economy. Northern California, where the RAP Group, Inc. operates, is expected to continue to experience a mild recession during the remainder of the year due to the collapse of the local Internet Sales and Computer Manufacturing industries in Silicon Valley. Ironically, this expected local economic downturn will likely benefit our other subsidiary, Daybreak Auto Recovery, Inc. which repossess automobiles for many regional and national lending institutions.

We do not expect our newly acquired subsidiary, Voltage Vehicles, Inc. to generate positive cash flow or profits throughout the remainder of this year.

We will need additional capital to continue and expand operations.

Since we began operations, we have depended on capital provided by financing during both the Mobile LLC and DWSI bankruptcy proceedings; equity provided by the exercise of warrants for our common stock which were issued as part of the reorganizations and loans from private third parties. Assuming we can grow our Internet business and our subsidiaries continue to show profitability, we likely must find additional capital, either in the form of loans or sale of more equity, to invest in equipment and inventory necessary for our businesses and to provide capital until our telecommunications businesses can generate positive cash flow. Given our history of losses and lack of operating history in our telecommunications businesses, we cannot be sure that we will be able to raise sufficient capital to continue in business until we become profitable.

Since confirmation of Mobile, LLC's Plan of Reorganization, our stockholders who acquired stock as part of the Plan, have exercised warrants that were distributed as part of the Plan. We have depended on those funds for operating capital during the past two years. All of those warrants have either been exercised our expired. With the DWSI acquisition, we again issued warrants to the shareholders of DWSI and we expect to use the proceeds from the exercise of those warrants to finance our operations and capital acquisitions for the foreseeable future. If these warrant holders do not continue to exercise warrants in sufficient dollar amounts, we may have insufficient capital to continue some or all of our telecommunications operations.

Our senior indebtedness is due and unpaid

At March 31, 2000, $175,000 in principal amount plus accrued interest was due and unpaid on a loan made to us by a former director who assisted in financing our operations while we were still in bankruptcy. The outstanding loan is secured by essentially all of our Mobile assets, including our wireless frequency licenses. This loan is now due and payable in full, together with accrued, unpaid interest. In addition, we owe another former director accrued and unpaid interest on a similar secured loan, whose principal amount was paid last year. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provision of the loan agreement. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lenders could demand payment and foreclose on assets which are important to our continuing our telecommunications business.

Results of Operations for the Three Months Ended March 31, 2001, as Compared to the Three Months Ended March 31, 2000.

Our revenues were higher in the first three months of 2001, over the same period in 2000, to $2,019,727 from $55,973. During the first quarter of 2001, we derived our revenues from auto sales, auto repossessions, cable television broadcasting and providing Internet services. Almost 82% of our revenues came from auto sales, 14% from auto repossessions and 4% from our telecommunications business. During the first quarter of 2001, both of our automotive subsidiaries generated net profits. All of our net loss is the result of our telecommunications business. During the same period last year, we did not own our automotive subsidiaries and thus they did not contribute any earnings during the same period last year.

Operating expenses increased dramatically during the first quarter of 2001 to $798,032 from $142,157 during the same period in 2000. These expenses are directly related to the increase in automotive operations and the aftermath of the DWSI acquisition. During the period, we continued to pare back our telecommunications operations because of their continuing losses. Despite the increase in operating expenses, we significantly reduced operating expenses as a percentage of our overall revenues. During the first quarter of 2001, operating expenses were 42% of revenues compared to 325% during the first quarter of 2000.

Administrative expenses, for the first time in our Company's history, were less than the revenues generated during any period. In the first quarter of 2001, administrative expenses were $798,032, a $655,875 (561%) increase over the same period in 2000. Most of these expenses are related to extraordinary legal and accounting costs associated with the DWSI acquisition, extraordinary legal fees associated with the transfer and renewal of FCC licenses owned by us and those recently acquired in the DWSI transaction, and a normal increase in administrative costs associated with our two new subsidiaries (RAP Group, Inc. and Daybreak Auto Recovery, Inc.) both of which showed profits for the quarter.

Capital Resources and Liquidity

Our financial statements for the year ended December 31, 2000, contain a "going concern" qualification from our auditors. We emerged from Bankruptcy proceedings in early 1998 and since then have continued to sustain operating losses. In 2000, we acquired Daybreak Auto Recovery, Inc ("Daybreak") in an effort to bring profitable enterprises into our Company to aide us in offsetting the continuing losses we have been experiencing in our telecommunications business. Also in 2000, through an independent bankruptcy proceeding, we acquired all of the assets of Digital Wireless Systems, Inc ("DWSI") which consisted mainly of FCC licenses granting dedicated spectrum in four new locales. During this quarter, we acquired the RAP Group, Inc. ("RAP"), another automotive related business entity which, like Daybreak, is profitable and, we believe, the profits generated by RAP will assist us in offsetting our telecommunications losses.

During the past two three years, we have satisfied our working capital needs primarily through our financing activities including raising capital through the sale of certificates of indebtedness (during our and DWSI's bankruptcy proceeding), loans from directors and other private lenders, and the exercise of warrants that were issued both as part of our Plan of Reorganization and, also as part of the DWSI Plan of Reorganization. In order to continue as a going concern, we must develop a profitable telecommunications business to offset losses being incurred. As an alternative, we could choose to sell some or all of our telecommunications assets and continue to acquire "going concern" businesses similar to RAP and Daybreak. We will also need to raise additional equity capital for development and expansion, possibly in a public offering of securities.

Since confirmation of our Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. All of the warrants issued as a result of our 1998 Plan of Reorganization have either been exercised or expired. As part of DWSI's Plan of Reorganization confirmed in 2000, we issued to approximately 3,750 partners who comprised the various legal entities which made up DWSI, 41 million warrants with prices ranging from $1 to $6. Our new shareholders from DWSI have begun exercising their warrants. We have depended on the funds from exercise of warrants issued in the two reorganizations for operating capital over the past two years. Currently the exercise price of the warrants exceeds the recent trading range of our Common Stock.

We are exploring possible acquisitions of new businesses with positive cash flows and/or the merging of our Company with another public company.

Operating Activities

For the three months ended March 31, 2001, cash used in operating activities was $207,594, compared to ($85,764) used for operating activities for the first three months of 2000. This includes a $2,814 increase in our accounts payable. We issued stock for services in the amount of $24,000 during the first quarter. We are not paying some bills on a current basis. We expect our accounts payable to level off during the second and third quarter of this year, as we begin to pay down our past due accounts payable, from revenues we expect to be derived from our shareholders exercising their warrants. In the event our shareholders decide not to exercise their warrants in meaningful amounts, then we will continue to experience an increasing accounts payable, and if this should be the case, we could be forced to close down some, or all, of our telecommunications operations.

Investing Activities

We paid, $47,951 to purchase equipment in the first quarter of 2001. Most of this amount was attributable to the purchase of a new truck for our Daybreak Auto Recovery, Inc. subsidiary. This total represents a $26,739 (126%) increase from $21,212 spent for equipment purchases during the first quarter of 2000.

Financing Activities

During the quarter, we received $240,386 from the exercise of warrants to purchase common stock, compared to proceeds from warrants exercised of $60,130 during the same period in 2000. All the warrants exercised during the quarter were from those issued as part of the acquisition of DWSI. We also repaid $3,245 on notes payable. As a result, cash provided by financing activities amounted to $237,141, compared to ($46,846) for the first quarter of 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Certain of the Exhibits set forth in the following index are incorporated by reference.

(a) Certain of the exhibits set forth in the following index are incorporated by reference.

2.1*	Plan of Reorganization, In Re: Digital Wireless Systems, Inc., Debtor, Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, dated March 7, 2000.

2.2*	Debtor's Modification to Plan of Reorganization, In Re: Digital Wireless Systems, Inc., Debtor, Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, filed May 23,2000.

2.3*	Amended Disclosure Statement, In Re: Digital Wireless Systems, Inc., Debtor, Case No. 398-10899, U.S. Bankruptcy Court, Middle District of Tennessee, dated April 14, 2000.

2.4*	Asset Purchase Agreement by and between Digital Wireless Systems, Inc., as Debtor and Advanced Wireless Systems, Inc., as Purchaser, February 15, 2000.

2.5*	Closing Agreement between Digital Wireless Systems, Inc., and Advanced Wireless Systems, Inc., entered on August 6, 2000.

2.6*	Escrow Agreement with respect to 284,410 units of equity of Advanced Wireless Systems, Inc.

2.7*	Plan and Agreement of Reorganization, by and between Daybreak Auto Recovery, Inc., and Advanced Wireless Systems, Inc., September 8, 2000.

2.8	Plan and Agreement of Reorganization by and between RAP Group, Inc. and Advanced Wireless Systems, Inc., February 6, 2001.

2.9	Plan and Agreement of Reorganization by and between Voltage Vehicles and Advanced Wireless Systems, Inc., May 15, 2001.

4.1*	Form of Warrant Agreement.

4.2*	Form of Series C Warrant Certificate.

4.3*	Form of Series D Warrant Certificate.

4.4*	Form of Series E Warrant Certificate.

4.5*	Form of Series F Warrant Certificate.

10.1*	Spectrum Lease Agreement between Digital Wireless Systems, Inc., and Advanced Wireless Systems, Inc., entered on August 6, 2000

16.1*	Letter of Brown, Armstrong, Randall, Reyes, Pauldin & McCown Accounting Corporation regarding change in certifying accountant

----------

* Incorporated by reference to the Company's Form 8-K dated August 6, 2000.

(b) Reports on Form 8-K

On April 27, 2001, we filed a Form 8-K dated August 6, 2000, to report our purchase of Digital Wireless Systems, Inc. and Daybreak Auto Daybreak Auto Recovery, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced wireless systems, inc.

Date: June 11, 2001 /s/ Thomas M. Howard

Thomas M. Howard, President and

Chief Financial Officer