Form 10QSB/A
period 2001-03-31
ADVANCED WIRELESS SYSTEMS INC
filed 2001-07-02
CIK 1088638

As filed with the SEC on July 2, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1 TO THE

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION 3

Item 1. Financial Statements 3

Item 2. Management's Discussion and Analysis or Plan of Operation 13

Recent Accounting Pronouncements 13

Results of Operations 13

The RAP Group, Inc. Acquisition 15

Subsequent Event 16

Risks Involved in the Voltage Vehicle Acquisition 17

Risks Due to the Current Electric Energy Crisis in California 18

Risks Due to Restricted Electric Storage 18

Risks Due to Consumer Acceptance 19

Risks of Our Own Business and Operations 19

Results of Operations for the Three Months Ended March 31, 2001, as Compared to the Three

Months Ended March 31, 2000 21

Capital Resources and Liquidity 22

Operating Activities 22

Investing Activities 23

Financing Activities 23

PART II. OTHER INFORMATION 23

Item 2. Changes in Securities 23

Item 6. Exhibits and Reports on Form 8-K 24

Advanced wireless systems, inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Current Assets
Cash	$ 498,772	$ 94,995
Accounts receivable, net	380,160	98,896
Employee advances	17,289
Notes receivable	36,500
Notes receivable, related parties		15,000
Prepaid expenses	14,612	22,324
Inventories	235,000	5,000
Total Current Assets	1,182,333	236,215
Fixed assets, net of depreciation	308,837	247,314
Other Assets
License acquisition costs, net	5,000	5,000
Other intangibles, net of amortization of $110,384 And $67,328 at March 31,2001 and December 31, 2000, respectively	1,342,352	428,034
Deposits	12,242	11,781
Total Other Assets	1,359,594	444,815
TOTAL ASSETS	$ 2,850,764	$ 928,344

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 487,567	$ 484,753
Sales tax payable	44,702
Debtor certificates	11,000	11,000
Notes payable	90,500	90,500
Notes payable, related parties	513,044	326,793
Accrued payroll & payroll taxes	56,024	23,175
Accrued interest payable	110,301	101,377
Other accrued expenses	38,709	52,566
Current portion of obligations under capital leases	19,719	20,072
Total Current Liabilities	1,371,566	1,110,236
Obligations under capital leases, net of current portion	55,389	61,448
Notes Payable	140,000	140,000

Total Liabilities	1,566,955	1,311,684
Stockholders' Equity (Deficit)
Common stock, $.01 par value,
150,000,000 shares authorized 25,720,418 and
19,431,509 issued and outstanding at March 31,2001
and December 31, 2000, respectively	257,204	194,315
Additional paid-in capital	6,167,844	4,257,194
Subscriptions receivable	(33,750)	(33,750)
Accumulated deficit	(5,107,489)	(4,801,099)
Total stockholders' equity (deficit)	1,283,809	(383,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,850,764	$ 928,344

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed CONSOLIDATED statementS of operations

(Unaudited)
	For the Three Months Ended March 31,
	2001	2000
REVENUES
Sales and Revenues	$ 2,019,727	$ 55,973
Cost of Sales	1,335,609	48,746
Gross Profit	684,118	7,227
COSTS AND EXPENSES
General and Administrative	798,032	142,157
Depreciation and amortization	62,269	39,509

Total Costs and Expenses	860,301	181,666

Net Loss from operations	(176,183)	(174,439)

OTHER INCOME (EXPENSES)
Legal Settlement	37,500
Interest Income	2,435
Interest Expense	(14,989)	(3,938)
Total Other Income and Expenses	24,946	(3,938)
NET LOSS	$ (151,237)	$ (178,377)
Net loss per share - basic and diluted	$ (0.01)	$ (0.04)
Weighted average number of shares outstanding	22,974,698	5,016,885

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
	Common Stock Shares	Par Value	Additional paid-in Capital	Escrowed/ Subscribed Stock	Accumulated Deficit	Total

Balance, December 31, 1999	4,989,342	$ 49,893	$2,139,176	$ -0-	$ (1,888,518)	$ 300,551

Exercise of Warrants for Common Stock
Class A Warrants	44,600	446	33,004	-0-	-0-	33,450
Class B Warrants	257,386	2,574	254,812	-0-	-0-	257,386
Class C Warrants	83,378	834	81,635	-0-	-0-	82,469
C, D, E, F Package Warrants	3,636	36	7,236	-0-	-0-	7,272
Class G Warrants	779,315	7,793	342,899	-0-	-0-	350,692
Total Warrants Exercised	1,168,315	11,683	719,586	-0-	-0-	731,269

Adjust Shares per transfer agent	21,310	213	8,072	-0-	-0-	8,285

Stock issued for Services	250,264	2,503	85,091	-0-	-0-	87,594
Stock issued for net asset acquisition	11,763,102	117,631	1,176,311	(152,020)	-0-	1,141,922
Stock issued for acquisition of subsidiary	2,667,000	26,670	266,700	-0-	-0-	293,370
Price adjustment- stock issued for Acquisition of Subsidiary	(1,427,824)	(14,278)	(137,742)	152,020	-0-
Subscribed stock	-0-	-0-	-0-	(33,750)	-0-	(33,750)
Net Loss	-0-	-0-	-0-	-0-	(2,912,581)	(2,912,581)

Balance, December 31, 2000	19,431,509	$ 194,315	$4,257,194	$ (33,750)	$ (4,801,099)	$ (383,340)

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder's Equity
	Common Stock Shares	Par Value	Additional paid-in Capital	Subscribed Stock	Accumulated Deficit (1)	Total

Balance, December 31, 2000	19,431,509	$ 194,315	$4,257,194	$ (33,750)	$ (4,956,252)	$ (538,493)

Exercise of Warrants for Common Stock
Class C Warrants	271,850	2,719	155,923			158,642
Class D Warrants	162,806	1,628	74,453			76,081
C,D,E,F Package Warrants	2,875	28	5,635			5,663

Stock issued for Services	125,000	1,250	22,750			24,000
Stock issued for Retirement Options	525,000	5,250	132,563			137,813
Stock issued for Incentive Options	51,378	514	16,826			17,340
Stock issued for Acquisition of Subsidiary	5,150,000	51,500	1,502,500			1,554,000
Net Loss					(151,237)	(151,237)

Balance, March 31, 2001	25,720,418	$257,204	$6,167,844	$(33,750)	$(5,107,489)	$(1,283,809)

(1) **As Adjusted. See Note 3**

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities
Net Loss	$ (151,237)	$ (178,377)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash items included in net loss:
Depreciation and amortization	62,269	39,509
Stock issued for services	24,000
Write off of cable TV premises equipment	-	6,460
Changes in Operating Assets and liabilities
Accounts receivable	(27,681)	(2,286)
Accounts receivable, related parties		(4,089)
Employee advances	(5,930)	-
Prepaid expenses	7,712	6,600
Deposits	(461)	-
Inventories	(100,000)	(1,020)
Accounts payable	(18,560)	13,502
Sales tax payable	1,756	-
Notes payable, related party	(21,393)	-
Notes payable	-	30,000
Accrued interest	8,924	3,937
Accrued payroll and payroll taxes	32,849	-
Other accrued expenses	(13,857)	-
Net cash provided by (used in) Operating Activities	(201,609)	(85,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(52,998)	(21,212)
Loan fees	(5,250)
Subsidiary Acquisitions	429,660	-
Total investing activities	371,412	(21,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercised stock warrants	240,386	60,130
Principal payment on notes	(6,412)	-
Total Financing Activities	233,974	60,130

Net increase (decrease) in cash and cash equivalents	403,777	(46,846)
Cash and cash equivalents, beginning of period	94,995	113,228
Cash and cash equivalents, end of period	$ 498,772	$ 66,382

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

We believe that the automotive companies that we acquired (Daybreak and RAP), and are in the process of acquiring (Voltage Vehicles, Inc.) will ultimately generate sufficient profits on a segmented basis so as to offset losses we have continuously experienced in our telecommunications business. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

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

We are acquiring RAP's stock to diversify the business of AWSS. A large part of RAP's business is the selling of repossessed automobiles. In this sense, RAP compliments our previous automotive related business - Daybreak Recovery, Inc. which is in the business of repossessing automobiles. During the last year, RAP has had significant financial success, posting $7.2 million in gross revenues for the year ending December 31, 2000. Net Income after taxes was $375,344. These figures have been presented to us by RAP and are Unaudited. As part of our agreement with RAP, they must provide us with audited financial statements. Their audit is currently underway. Until such time as we receive their audited financial statements we are relying on unaudited financial information which could change as the result of the audit

After the acquisition, RAP will continue its operations as our wholly owned subsidiary.

Subsequent Event

On May 15, we agreed to purchase all of the stock of Voltage Vehicles, Inc. ("Voltage").

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

Our senior indebtedness is due and unpaid

At March 31, 2001, $175,000 in principal amount plus accrued interest was due and unpaid on a loan made to us by a former director who assisted in financing our operations while we were still in bankruptcy. The outstanding loan is secured by essentially all of our Mobile assets, including our wireless frequency licenses. This loan is now due and payable in full, together with accrued, unpaid interest. In addition, we owe another former director accrued and unpaid interest on a similar secured loan, whose principal amount was paid last year. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provision of the loan agreement. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lenders could demand payment and foreclose on assets which are important to our continuing our telecommunications business.

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

Administrative expenses in the first quarter of 2001, for the first time in our Company's history, were less than the revenues generated during the quarter. In the first quarter, administrative expenses were $798,032, a $655,875 (561%) increase over the same period in 2000. Most of these expenses are related to extraordinary legal and accounting costs associated with the DWSI acquisition, extraordinary legal fees associated with the transfer and renewal of FCC licenses owned by us and those recently acquired in the DWSI transaction, and a normal increase in administrative costs associated with our two new subsidiaries (RAP Group, Inc. and Daybreak Auto Recovery, Inc.) both of which showed profits for the quarter.

Mainly because of increased revenues from automotive operations so far in 2000, we recorded a gross profit of $684,118 in the first quarter, before general and administrative expenses and depreciation and amortization. Because of the greatly increased administrative expenses, we recorded a net loss from operations for the period ended March 31, 2001 of $176,183, which is about the same as our operating loss of $174,439 in the first quarter of 2000.

We also recorded extraordinary income of $37,000 in the first quarter from the settlement of a lawsuit. We had no extraordinary income or expense in the same period in 2000. After receiving $2,435 interest income and incurring $14,989 interest expense, our total other income for the first three months of 2001 was $24,946, compared to other expense in the same period of 2000 of $3,938 (all from interest expense).

The extraordinary income narrowed our net loss for the first quarter of 2001 to $151,237, a $27,140 (15%) decrease from our net loss of $178,377 in the first quarter of 2000.

Capital Resources and Liquidity

Our financial statements for the year ended December 31, 2000, contain a "going concern" qualification from our auditors. We emerged from Bankruptcy proceedings in early 1998 and since then have continued to sustain operating losses. In 2000, we acquired Daybreak Auto Recovery, Inc ("Daybreak") in an effort to bring profitable enterprises into our Company to aide us in offsetting the continuing losses we have been experiencing in our telecommunications business. Also in 2000, through an independent bankruptcy proceeding, we acquired all of the assets of Digital Wireless Systems, Inc ("DWSI") which consisted mainly of FCC licenses granting dedicated spectrum in four new locales. During the first quarter of 2001, we acquired the RAP Group, Inc. ("RAP"), another automotive related business entity which, like Daybreak, is profitable and, we believe, the profits generated by RAP will assist us in offsetting our telecommunications losses.

During the past three years, we have satisfied our working capital needs primarily through our financing activities including raising capital through the sale of certificates of indebtedness (during our and DWSI's bankruptcy proceeding), loans from directors and other private lenders, and the exercise of warrants that were issued both as part of our Plan of Reorganization and, also as part of the DWSI Plan of Reorganization. In order to continue as a going concern, we must develop a profitable telecommunications business to offset losses being incurred. As an alternative, we could choose to sell some or all of our telecommunications assets and continue to acquire "going concern" businesses similar to RAP and Daybreak. We will also need to raise additional equity capital for development and expansion, possibly in a public offering of securities.

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

Operating Activities

For the three months ended March 31, 2001, cash used in operating activities was $201,509, compared to ($85,764) used for operating activities for the first three months of 2000. This includes a $18,560 decrease in our accounts payable. We issued stock for services in the amount of $24,000 during the first quarter. We are not paying some bills on a current basis. We expect our accounts payable to level off during the second and third quarter of this year, as we begin to pay down our past due accounts payable, from revenues we expect to be derived from our shareholders exercising their warrants. In the event our shareholders decide not to exercise their warrants in meaningful amounts, then we will continue to experience an increasing accounts payable, and if this should be the case, we could be forced to close down some, or all, of our telecommunications operations.

Investing Activities

We paid $52,998 to purchase equipment in the first quarter of 2001. Most of this amount was attributable to the purchase of a new truck for our Daybreak Auto Recovery, Inc. subsidiary. This total represents a $31,786 (150%) increase from $21,212 spent for equipment purchases during the first quarter of 2000. Cash provided from the acquisition of the RAP Group, Inc. was $429,660.

Financing Activities

During the first quarter, we received $240,386 from the exercise of warrants to purchase common stock, compared to proceeds from warrants exercised of $60,130 during the same period in 2000. All the warrants exercised during the quarter were from those issued as part of the acquisition of DWSI. We also repaid $6,412 on notes payable. As a result, cash provided by financing activities amounted to $233,974, compared to ($46,846) for the first quarter of 2000.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the first quarter of 2001, we issued 1,288,909 shares of our common stock in the following transactions, which were not registered under the Securities Act of 1933:

  We received $240,386 from the exercise of warrants to purchase 437,531 shares of common stock. The warrants had been issued during 2000 pursuant to the bankruptcy reorganization of DWSI. The stock issued upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.
  We issued 525,000 shares of restricted common stock to three former directors of our company pursuant to the exercise of stock options that they had received as compensation. The shares were issued in cashless exercises under the terms of the directors' option agreements, in exchange for the cancellation of options valued at $57,750. This stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 275,000 shares of our restricted common stock to three consultants in the first quarter as compensation for services rendered. The shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We issued 51,378 shares of restricted common stock to a former officer and director pursuant to the exercise of options that he had received pursuant to our 1997 Incentive Stock Option plan. The shares were issued in a cashless exercise under the terms of the director's option agreement, in exchange for the cancellation of options valued at $12,845. The shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

Certain of the Exhibits set forth in the following index are incorporated by reference.

(a) Certain of the exhibits set forth in the following index are incorporated by reference.

27.1 Financial Data Schedule

(b) Reports on Form 8-K

On April 27, 2001, we filed Amendment No. 1 to our Form 8-K dated August 6, 2000, reporting our purchase of Digital Wireless Systems, Inc. and Daybreak Auto Daybreak Auto Recovery, Inc. and including audited financial statements of the acquired businesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced wireless systems, inc.

Date: ________, 2001 __/s/ Tom Howard___________

Thomas M. Howard,

Chief Financial Officer