Form 10QSB
period 2001-06-30
ADVANCED WIRELESS SYSTEMS INC
filed 2001-08-17
CIK 1088638

As filed with the SEC on August 17, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 Commission File No. 0-26533

ADVANCED WIRELESS SYSTEMS, INC.

Alabama 63-120534

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

716 College Avenue, Suite A-2

Santa Rosa, California 95404

(address of principal executive offices)

Issuer's telephone number: 707-576-1008

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Contents

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	12
RESULTS OF OPERATIONS	12
RISK FACTORS	12
Our telecommunications operations have a history of losses in the foreseeable future.	13
We have not yet developed our high speed Internet access services.	13
We do not have reliable projections of how long it may take to generate positive cash flows or operating profits.	14
We have made an assignment of certain of our FCC licenses as collateral to secure payment of certain legal fees.	14
We are not sure that the FCC will allow us to transfer FCC licenses into the Company's name or renew our FCC licenses.	14
We need an infusion of capital to continue operations at current levels.	14
Our senior indebtedness is due and unpaid.	15
The acquisition of Voltage Vehicles may not prove to be profitable.	16
California has relaxed its mandate for electric vehicles due to the electric energy crisis.	16
Electric vehicles run on lead cell batteries which do not allow for long distance drives without recharging.	16
Consumers may not accept the new electric vehicles we intend to promote.	16
RECENT DEVELOPMENTS	16
The Voltage Vehicles, Inc. Acquisition	16
RESULTS OF OPERATIONS	19
Results of Operations for the Three Months Ended March 31, 2001, as compared to the Six Months Ended June 30, 2000	19
CAPITAL RESOURCES AND LIQUIDITY	19
Operating Activities	20
Investing Activities	21
Financing Activities	21

PART II. OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21
ITEM 2. CHANGES IN SECURITIES	21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	22

SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2001 have been prepared by the Company.

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

	June 30,	December 31,
	2001	2000
ASSETS	(Unaudited)	(audited)

Current Assets
Cash	$ 479,568	$ 94,995
Accounts receivable, net of allowance for doubtful
Accounts of $18,701 and $45,159 at June 30, 2001
and December 31, 2000, respectively	412,385	98,896
Inventories	342,601	5,000
Employee Advances	14,159
Notes receivable	21,500
Notes receivable, related parties	18,038	15,000
Prepaid Expenses	4,400	22,324

Total Current Assets	1,292,651	236,215

Fixed Assets, net of accumulated depreciation of $803,805 and $760,570 at June 30, 2001 and December 31, 2000, respectively	332,238	247,314

Other Assets
License Acquisition Costs, net	5,000	5,000
Other intangibles, net of
amortization of $190,961 and $132,630
at June 30, 2001 and December 31, 2000,
respectively.	1,272,956	428,034
Deposits	11,265	11,781

Total Other Assets	1,289,221	444,815

TOTAL ASSETS	$ 2,914,110	$ 928,344

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities:
Accounts Payable	$ 556,323	$ 484,753
Sales tax payable	49,109
Debtor Certificates	11,000	11,000
Notes Payable	40,500	90,500
Notes Payable, related parties	522,356	326,793
Accrued payroll and payroll taxes	92,088	23,175
Accrued Interest Payable	121,093	101,377
Other accrued expenses	42,309	52,566
Current portion of obligations
under capital leases	21,357	20,072
Total Current Liabilities	1,456,135	1,110,236

Obligations under capital leases,
net of current portion	49,277	61,448
Notes Payable	140,000	140,000

Total Liabilities	1,645,412	1,311,684

Stockholders' Equity
Common stock, $.01 par value,
150,000,000 shares authorized 26,566,858
and 19,431,509 issued and outstanding
at June 30, 2001 and December 31, 2000, respectively	265,669	194,315
Additional paid-in Capital	6,426,900	4,257,194
Subscription receivable	(36,058)	(33,750)
Accumulated deficit	(5,387,813)	(4,801,099)
Total Stockholders' equity	1,268,698	(383,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,914,110	$ 928,344

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statements of operations

June 30, 2001

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

REVENUES

Sales and Revenues	$1,870,796	$ 44,767	$3,890,523	$ 100,740
Cost of Sales	1,268,063	17,790	2,603,672	66,536
Gross Profit	602,733	26,977	1,286,851	34,204

COST AND EXPENSES

General and Administrative	718,606	376,015	1,509,553	518,172
Depreciation and Amortization	84,423	39,510	146,692	79,019

Total Costs and Expenses	803,029	415,525	1,656,245	597,191

Net Loss from Operations	(200,296)	(388,548)	(369,394)	(562,987)

OTHER INCOME (EXPENSES)

Interest Income	1,450		3,885
Gain on Sale of Assets	8,988		8,988
Legal Settlement			37,500
Interest Expense	(40,851)	(4,420)	(55,840)	(8,358)
Total Other Income (Expense)	(30,413)	(4,420)	(5,467)	(8,358)

Net Loss	(230,709)	(392,968)	$ (374,861)	$(571,345)

Basic Loss Per Share	$ (0.01)	$ (0.07)	$ (0.02)	$ (0.11)

Weighted Average Number of
Shares Outstanding	26,107,555	5,258,737	24,541,127	5,137,811

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED

Statement of stockholderS' equity

For the Six Months Ended June 30, 2001

(Unaudited)

				Subscribed	Accumulated
	Common		Additional	Stock	Deficit
	Stock	Par	Paid-in	Unclassified	(Restated
	Shares	Value	Capital	Stock	See: Note 3)	Total

Balance, December 31, 2000	19,431,509	$194,315	$4,257,194	$ (33,750)	$(5,012,952)	$ (595,193)

Exercise of Warrants
For Common Stock

Class C	492,077	4,921	259,031			263,952

Class D	226,162	2,262	102,330			104,592

C,D,E,F Package Warrants	2,875	28	5,635			5,663

Total Warrants Exercised	721,114	7,211	366,996		-	374,207

Stock issued for services	1,121,378	11,214	251,639	(27,000)		235,853

Stock issued for
Conversion of Debt	142,857	1,429	48,571			50,000

Stock issued for
Acquisition of Subsidiary	5,150,000	51,500	1,502,500			1,554,000

Subscribed Stock				(9,058)		(9,058)

Subscriptions Received				33,750		33,750

Net Loss					(374,861)	(374,861)

Balance June 30, 2001	26,566,858	$265,669	$6,426,900	$ (36,058)	$(5,387,813)	$1,268,698

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statement of cash flows

June 30, 2001

(Unaudited)

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (374,861)	$ (571,345)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	146,692	79,019
Write off of Cable TV premises equipment		13,245
Stock issued for services	51,000	62,500
Changes in operating assets
and liabilities:
Accounts receivable	(59,906)	(3,782)
Accounts receivable, related parties	(3,038)	(53,939)
Employee advances	(2,800)
Prepaid expenses	17,924	6,600
Deposits	516
Inventories	(207,601)	450
Accounts payable	50,196	146,929
Sales tax payable	6,163
Notes payable, related party	(12,081)
Accrued interest	68,527	8,062
Accrued payroll and payroll taxes	68,913	(1,020)
Other accrued expenses	(59,068)

Net cash provided by (used in) operating activities	(309,424)	(313,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(82,438)	(25,724)
Sale of Property and Equipment proceeds	(8,988)
Loan fees	(5,250)
Subsidiary Acquisitions	429,660

Total investing activities	332,984	(25,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable		55,000
Principal payment on notes	(10,886)	(5,500)
Exercised stock warrants	374,207	286,836
Subscriptions receivable	(2,308)

Total financing activities	$ 361,013	$ 336,336

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statement of cash flows (Continued)

June 30, 2001

(Unaudited)

	Six Months Ended June 30,
	2001	2000

Net Increase (Decrease) in Cash and Cash Equivalent	$ 384,573	$ (3,326)

Cash and Cash Equivalents, Beginning of Period	94,995	113,228

Cash and Cash Equivalents, End of Period	$ 479,568	$ 109,902

Non-Cash Transactions

	In February 2001, the Company acquired the shares of the RAP Group, Inc. (now a wholly-
	owned subsidiary) through a stock swap valued at $1,554,000. The transaction resulted
	in goodwill in the amount of $950,835. On June 29, 2001, a note payable of $50,000
	was converted to 142,857 shares of the Company's Common Stock at $0.35 per share, the conversion and market price on that date.

(The accompanying notes are an integral part of these financial statements)

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Notes to Financial Statements

June 30, 2001

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001.

Nature of Operations

Mobile Limited Liability Company, LLC (the Debtor) was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners (Partners) comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998, as the Reorganized Debtor (collectively, called the Company). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishments of an inter-company loan from Partners totaling $100,000, which was accounted for as a conversion to common stock.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company was originally an established provider of direct-broadcast satellite television service in the Mobile area. In January of 2000, the Company decided to discontinue broadcasting services to the general public but continues to broadcast for educational institutions in the Mobile area. At approximately the same time, the Company began offering High Speed Internet Services utilizing its MMDS licensed spectrum. In August of 1999, the Company acquired an existing Internet Service Provider completing a shifting of focus to providing Internet service connections to the Mobile area. Beginning in April of 2001, the Company instituted a new system offering Wireless Internet Services to businesses in the Mobile area with the intent of utilizing its MMDS dedicated frequency spectrum as an eventual backup. In July of 2001, the Company abandoned this new system after concluding implementation would be too capital intensive, that there was a questionable market for the product, and; recognition that for the first time internet usage is on the decline.

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

NOTE 2 - EXTENDED EXPIRATION DATES OF WARRANTS

On January 2, 2001, the Company extended the expiration date of Series C Warrants to March 21, 2001. On January 11, 2001, the Company reduced the strike price for Series C and D Warrants to forty-five cents ($0.45) for a 30 day period ending March 21, 2001. On March 21, 2001, the Company extended the expiration of Series C Warrants to June 21, 2001, at the lowered strike price. On June 21, the Series C Warrants were extended an additional 60 days at the lowered strike price and the Series D Warrants were extended to December 31, 2001, at the lowered strike price.

NOTE 3 - PURCHASE AGREEMENTS

(a) On February 6, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of The RAP Group, Inc., a new and used automobile sales company located in Santa Rosa, California. in exchange for 5,000,000 shares of the Company's $0.01 par value common stock. In addition, 150,000 shares were issued to a financial advisor as a finder's fee. The transaction was valued at $1,554,000 consisting of $1,085,039 of assets (including the recognition of $950,835 in goodwill) and $481,874 in liabilities. The shares of the Company are being held in an escrow account pending the completion of an audit of The RAP Group, Inc. An additional 2,000,000 Series H Warrant certificates were issued to the acquired company's shareholders entitling the holder thereof to purchase up to 2,000,000 additional shares of the Company's common stock at fifty-cents per share for a period of time, which shall expire on January 1, 2003.

(b) On May 15, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of Voltage Vehicles, Inc. ("Voltage"), in exchange for 2,500,000 shares of the Company's common stock and Series "K" warrant certificates entitling the holder thereof to purchase up to 3,000,000 additional share of the Companies common stock at thirty-five-cents per share through May 15, 2004. In addition, 150,000 shares were issued to a financial advisor as a finder's fee. The shares of the Company are being held pending completion of an audit of Voltage and the occurrence of other events including a joint venture related to its business. Subject to the occurrence of these events, the acquisition has not yet been finalized.

Voltage has entered into a distribution agreement with ZAPWORLD.COM, a leading manufacturer of personal electric vehicles. The agreement granted Voltage the exclusive right to market and distribute ZAPWORLD products to automobile distributors throughout the United States. In May of 2001, Voltage entered into a joint venture agreement with ZAPWORLD wherein the two entities agreed to join forces to develop new Neighborhood Electric Vehicles (NEV) and other personal electric vehicles for marketing and distribution internationally. In August of 2001, Voltage executed an agreement with Gorilla, Inc. granting Voltage exclusive rights to distribute Gorilla's zero emission work carts to the independent auto dealers of America. Also in August of 2001, Voltage executed an agreement with Apollo Energy, Inc. which grants Voltage exclusive rights to utilize Apollo's fuel cell technology in Voltage's eventual auto manufacturing enterprise. Voltage currently has ongoing negotiations with several other businesses which manufacture zero emission products.

NOTE 4 - EXECUTIVE COMPENSATION

A prior period adjustment was made to the beginning balance of Retained Earnings for options granted January 26, 2001, for services rendered by five officer/directors prior to the current year valued at $211,853. The options were exercised in February and April of 2001, for the issuance of 846,378 shares without payment of cash.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Simultaneous to these marketing efforts in our telecommunications business, we are continuing to change the focus of our business by acquiring automotive related ventures. Our subsidiaries, Daybreak Auto Recovery, Inc. ("Daybreak") and the RAP Group, Inc. ("RAP") are continuing to grow and expand. During the quarter we entered into an agreement to acquire Voltage Vehicles, Inc. ("Voltage"), a start up enterprise, with the go al of centralizing, marketing and distributing zero emission personal vehicles. The agreement will be finalized upon receipt by the Company of certain information required under the agreement.

We believe Daybreak and RAP will ultimately generate sufficient profits on a segmented basis so as to offset losses we have continuously experienced in our telecommunications business. We also believe it will take about six months for Voltage to become profitable. These statements reflect our current views about future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

RISK FACTORS

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our inability to develop and implement new services such as wireless broadband access and high-speed Internet access; our inability to obtain the necessary authorizations from the FCC for such new services; our inability to renew our FCC licenses; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; our Company's failure to attract strategic partners, general business and economic conditions; or inexperience of management in deploying a wireless broadband (or high-speed) access business. Similar factors could affect the automotive part of our business.

Our telecommunications operations have a history of losses in the foreseeable future.

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997 because it was unable to operate profitably. Its situation and history are very similar to that of DWSI which we acquired in the last quarter of 2000. Since we emerged from bankruptcy and since we acquired DWSI through bankruptcy, our telecommunications operations have continued to experience losses from operations. We have stopped any new wireless television installations because limited channel capacity, direct satellite TV and wired cable TV competition has been determined to be too intense for us to successfully compete. Over the past two years, we have attempted to enter the Internet business with little success. We are currently developing a Wireless High Speed Internet system utilizing a free FCC spectrum at our Mobile operation with the intent that we can back up our customers with high speed wireless internet service utilizing our dedicated FCC spectrum when, and if, the free spectrum becomes jammed. If we are successful in our efforts to introduce this new Internet technology in Mobile, we intend to expand the service to the other areas in which we have a dedicated spectrum (i.e. Shreveport and Baton Rouge, Louisiana and Reading, Pennsylvania). We can expect losses in our Internet business line until we build a large enough customer base to generate revenues in excess of start up and operating costs. We cannot expect to operate our telecommunications businesses at a profit in the foreseeable future.

We believe that the future profitability of our business will hinge on the success of our newly acquired automotive subsidiaries, Daybreak Auto Recovery, Inc. and the RAP Group, Inc., both of which have shown profits during the past six months. However, the RAP Group, Inc. which sells new, used and repossessed automobiles may be subject to downturns in the economy. Northern California, where the RAP Group, Inc. operates, is expected to continue to experience a mild recession during the remainder of the year due to the collapse of the local Internet Sales and Computer Manufacturing industries in Silicon Valley. Ironically, this expected local economic downturn will likely benefit our other subsidiary, Daybreak Auto Recovery, Inc. which repossess automobiles for many regional and national lending institutions.

We do not expect our newly acquired subsidiary, Voltage Vehicles, Inc. to generate positive cash flow throughout the remainder of this year.

We have not yet developed our high speed Internet access services.

In the first two quarters of 2001, most of our revenues came from our automotive subsidiaries.

Our revenues from our telecommunications business continued to decline. We are hopeful that the revenues and profits generated from our automotive businesses will eventually lead us to profitability. Our ability to continue to expand our business depends on our finding new sources of revenue, such as our automotive subsidiaries and income from possible future acquisitions. If we fail in these endeavors, we will be unable to continue as a going concern. Our auditors report contains a going concern qualification.

We do not have reliable projections of how long it may take to generate positive cash flows or operating profits.

In the telecommunications part of our business we have ongoing operating costs including rent, license fees for our broadcast frequencies and debt service. We believe that in order to be profitable in our telecommunications business we will need an Internet customer base of at least 3,000. Currently we have about 523 Internet customers. During the last quarter we instituted a new Wireless Internet Access system at our Mobile operations in an effort to increase our Internet customer base. However, we have currently abandoned that effort because of a number of factors including the realization that the development of the system was too capital intensive, the fact that for the first time ever internet usage has declined by about 1.6%, and our only competitor for wireless internet had gained only one new customer in the previous nine months. The cost of the wireless internet service we were offering was $189 per month and it became apparent customers weren't willing to incur such a monthly expense. Our subsidiary, Daybreak Auto Recovery, Inc. has more than doubled its business since this time last year and our other subsidiary. The RAP Group, Inc, while profitable, generated approximately $225,000 less in revenues for the same time last year. We believe this decrease in revenues is attributable to, the recent economic downturn in Northern California attributable to the DotCom collapse and higher than normal energy costs associated with the energy crisis in California. These two factors have caused a general tightening of credit by lenders with which RAP finances automobile in California. The anticipated energy shortages over the next few years could have a materially adverse effect on our automotive businesses.

We have made an assignment of certain of our FCC licenses as collateral to secure payment of certain legal fees.

At the closing of the DWSI transaction, we made a collateral assignment to four law firms that represented DWSI in its bankruptcy proceedings, to cover their outstanding bills through May 25, 2000, totaling approximately $136,000 with interest at 9% per annum. The collateral are the FCC licenses acquired in the DWSI transaction which were the main assets we acquired from DWSI. We have been unable to make payments and, as a result, we could lose the FCC licenses which we purchased.

We are not sure that the FCC will allow us to transfer FCC licenses into the Company's name or renew our FCC licenses.

We have applied to transfer licenses acquired in the DWSI transaction into the Company's name. There are no assurances that the Federal Communications Commission (FCC) will agree to these transfers. Also, many of our FCC licenses are up for renewal. We have applied to the FCC to renew the licenses but there can be no assurances that the FCC will renew the licenses.

We need an infusion of capital to continue operations at current levels.

Since we began operations, we have depended on capital provided by financing during both the Mobile LLC and DWSI bankruptcy proceedings, as well as equity provided by the exercise of warrants for our common stock which were issued as part of the reorganizations and loans from private third parties. Assuming our subsidiaries continue to show profitability, we likely must find additional capital, either in the form of loans or sale of more equity, to invest in equipment and inventory necessary for our businesses and to provide capital until our telecommunications businesses can generate positive cash flow. Given our history of losses and lack of operating history in our telecommunications businesses, we cannot be sure that we will be able to raise sufficient capital to continue in business until we become profitable. Since confirmation of Mobile, LLC's Plan of Reorganization, our stockholders who acquired stock as part of the Plan, have exercised warrants that were distributed as part of the Plan. We have depended on those funds for operating capital during the past two years. All of those warrants have either been exercised or expired. With the DWSI acquisition, we again issued warrants to the shareholders of DWSI and we expect to use the proceeds from the exercise of those warrants to finance our operations and capital acquisitions for the foreseeable future. As of June 30, 2001, 1,181,613 warrants issued to former DWSI shareholders and creditors have been exercised. If these warrant holders do not continue to exercise warrants in sufficient dollar amounts, we may have insufficient capital to continue some or all of our telecommunications operations.

Our telecommunications business and Voltage are operating at a loss. Our automotive subsidiaries, while operating at a profit, need profits generated within the subsidiaries for growth and cash flow purposes. The subsidiaries are not now, nor will they be in the foreseeable future, able to contribute any financial help to the parent company (AWSS). Our losses from our telecommunications operations continue to mount despite our efforts to turn them into profitable enterprises. Over the course of the past six months, we have substantially cut back our telecommunications operations to stem the losses but our desire and ability to retain the telecommunications assets is dependent on our ability to obtain operating capital. Our current unpaid liabilities exceed $1.4 million. We do not have enough cash to pay off these debts and we continue to operate at a loss. We must have an infusion of capital in the immediate future or we will be forced to further curtail or close some of our operations.

Last year we issued 41 million warrants to DWSI shareholders to purchase our Common Stock. The Warrants issued ranged in price from $1 to $6. Since the acquisition of DWSI was completed, 1,587,443 of the Warrants have been exercised generating $814,640 in equity capital. We will be dependent on our shareholders exercising these Warrants in order to eventually liquidate our liabilities and grow the Company. We hope our shareholders will continue to exercise their warrants but cannot be sure that they will do so. We do not have any other funding sources ready to generate revenue to sustain our operations.

Our senior indebtedness is due and unpaid.

At June 30, 2001, $175,000 in principal amount plus accrued interest of $83,417 was due and unpaid on a loan made to us by a former director who assisted in financing our operations while we were still in bankruptcy. The outstanding loan is secured by essentially all of our Mobile assets, including our wireless frequency licenses. This loan is now due and payable in full, together with accrued, unpaid interest. In addition, we owe another former director accrued and unpaid interest on a similar secured loan, whose principal amount was paid last year. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provision of the loan agreement. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lenders could demand payment and foreclose on assets which are important to our continuing in the telecommunications business.

The acquisition of Voltage Vehicles may not prove to be profitable.

Because of the lack of audited financial information on Voltage, its own precarious financial condition, and our own poor financial condition, substantial risks are involved in this asset purchase and any investment in our company. The discussion under "Recent Developments" explains the acquisition and the most important risks. Because of the high risks involved, investors should not invest in our securities unless they can afford a complete loss of their investment.

California has relaxed its mandate for electric vehicles due to the electric energy crisis.

Since the beginning of 2001, the State of California has experienced severe electrical energy shortages. As a result of these shortages, the California Air Resources Board has relaxed its previous mandate that 10% of all new vehicles sold in the State beginning in the year 2002, be zero emission vehicles to 2% per year beginning in 2003. There can be no assurance that the Air Resources Board will continue to enforce its mandate. Also, the cost of operating an electric vehicle, which was one cent per mile at the beginning of the year, is an unsure component in the foreseeable future. The situation could occur where it costs more to operate a zero emission vehicle operated by electric batteries than it is to operate a vehicle which uses fossil fuels for propulsion.

Electric vehicles run on lead cell batteries which do not allow for long distance drives without recharging.

Currently, electric vehicles operate on lead cell batteries. Typically, these lead cell batteries restrict electric vehicles to small operational ranges. In other words, a typical electric passenger vehicle carrying four adults has a range of 60 miles or less before the batteries have to be recharged. This restriction on range will likely inhibit the sales of electric vehicles. While there is ongoing research and development to create batteries that will permit longer ranges and fuel cell technology which would greatly enhance the range of zero emission vehicles, there are no assurances that such research and development will be successful.

Consumers may not accept the new electric vehicles we intend to promote.

While there is significant evidence that the U.S. population as a whole supports current federal, state and local environmental policies designed to enhance air quality, there can be no assurance that consumers will willingly purchase zero emission vehicles. Factors such as cost and operational range are likely to have an impact on consumer acceptance.

Recent developments

The Voltage Vehicles, Inc. Acquisition

On May 15 2001, Advanced Wireless Systems, Inc. (the "Company" or "AWSS")

entered into an agreement to purchased all of the stock of Voltage Vehicles, Inc.

("Voltage"), pursuant to the Plan and Agreement of Reorganization (the "Agreement")

between AWSS and Voltage.

Prior to the Voltage acquisition, we had 26,566,858 shares of stock issued and outstanding.

We agreed to issue 2,500,000 shares of our stock and 3,000,000 Series "K" Warrants entitling the holder to acquire as many shares at $0.35 each to the Voltage shareholder in the acquisition, a total of 5,500,000 million shares (fully diluted). The stock has not been delivered as it is subject to Voltage delivering to us audited financial statements. The "K" Warrants have a life of three years. Thus, the recipient of the shares from the Voltage purchase will not own a majority of the shares of our outstanding stock and will not be able to control future shareholder votes, including elections of directors. Pending the finalization of the transaction, we will have acquired all 25,000 issued and outstanding shares of Voltage pursuant to the Agreement.

The Common Stock to be issued will be released according to a schedule detailed in the

Agreement, but none will be released until Voltage delivers to the Company a certified audit of its financial statements.

The sole shareholder of Voltage will acquire more than five percent (5%) of our shares as a result of the reorganization and purchase. In the exchange, Nancy Hayssen will relinquish

25,000 shares of Voltage and receive 2,500,000 shares (10%) of our stock.

Nancy Hayssen is a founder and President of Voltage and will remain as its president and chief executive officer. Nancy Hayssen is the granddaughter of Jerome Schneider and the niece of Jeffrey Schneider, a member of our Board of Directors and President and

Chief Executive Officer of the RAP Group, Inc., our wholly owned subsidiary.

As a family group, Jerome Schneider, Jeffrey Schneider and Nancy Hayssen will control 36.4% of the issued and outstanding shares of the Company's Common Stock,

assuming all the stock is delivered after both the RAP Group, Inc. and Voltage Vehicles,

Inc. deliver to us their audited financial statements.

Voltage is located in Fulton, California and shares offices with the RAP Group, Inc.

Voltage was incorporated in 2000 in with the goal of developing markets for zero emission vehicles based upon the belief that newly enacted state and federal environmental and tax statutes and regulations had created a business environment which could be exploited.

Shortly after its founding, Voltage entered into a distribution agreement with ZAPWORLD.com, a leading manufacturer of personal electric vehicles. The agreement granted Voltage the exclusive right to market and distribute ZAPWORLD.com products to automobile distributors throughout the United States. ZAPWORLD.com (NASADAQ: ZAPP) is currently the leading U.S. manufacturer and distributor of personal electric vehicles which includes electric scooters, electric bicycles, electric motorcycles, electric swim propulsion systems, and electric propulsion systems for roller blading. In May of 2001, Voltage entered into a joint venture agreement with ZAPWORLD.com wherein the two entities agreed to the join forces to develop new Neighborhood Electric Vehicles (NEV) electric vehicles and other personal electric vehicles for marketing and distribution internationally. A NEV is a passenger vehicle which has a top speed of 25 miles per hour. In August of 2001, Voltage executed an agreement with Gorilla, Inc., granting exclusive rights to distribute Gorilla's zero emission work carts to the independent auto dealers of America. Also, in August of 2001, Voltage executed an agreement with Apollo Energy, Inc., which grants Voltage exclusive rights to utilize Apollo's fuel cell technology in Voltage's eventual auto manufacturing enterprise. Voltage currently has ongoing negotiations with several other businesses which manufacture zero emission products.

In acquiring Voltage, we believe that there is a good potential for marketing and distributing

Neighborhood Electric Vehicles (NEV) especially in the State of California. The State of California is in the vanguard of a national movement to lessen the dependency on fossil fuel vehicles in its attempt to better the overall environment. In an effort to promote zero emission vehicles, the State of California, through its Air Resources Control Board, has mandated that 2% of all new vehicles sold in the State beginning in the year 2003 must be zero emission. A NEV qualifies as a new vehicle for purposes of the Air Resources Board mandate. To further promote development and utilization, California has set aside grant funds which would give out up to $9,000 to residents who purchase zero emission vehicles. Under the Internal Revenue Code, the Federal government is offering a 10% Investment Tax Credit up to $4,000 and two year depreciation to foster the birth of this new industry. The Internal Revenue Code ("Code") also provides for a tax deduction, based on the incremental cost of the vehicle, for clean fuel vehicles from $2,000 to $50,000 depending on gross vehicle weight. Also the Code exempts Battery Electric Vehicles (BEV's) from federal excise "luxury" taxes and also from "luxury" depreciation schedules.

In addition, a number of legislative proposals have been introduced in the U.S. Congress which we believe will further foster the acceleration of zero emission vehicle sales. Senate Bill 389 would initiate a 10% tax credit up to $4,250 on NEVs, would initiate a tax credit of between $4,250 and $42,500 for BEVs and an additional $6,375 tax credit for BEVs with a driving range of at least 100 miles between charges. Senate Bill 597, would require the Secretary of Transportation to develop "mechanisms" to cap petroleum use in light-duty vehicles at no more than 5% above the year 2000 level by the year 2008. Under this bill, "mechanism" is defined to include tax incentives to promote the use of highly-efficient and/or alternative fuel vehicles. Senate Bill 760, also promotes the use of BEVs with incremental tax credits ranging from $4,000 to $40,000 based upon gross vehicle weights, and certain mandatory minimum ranges between charges and payload capacities. Other legislative proposals include granting alternative fuel vehicles (AFVs) with a single occupant access to high occupancy traffic lanes; directing federal agencies to use alternative fuels for at least 50% of total volume by the year 2005; requiring the Secretary of Transportation to spend up to $100 million per year between 2002 and 2008 in grants to 100 local governments for covering the incremental cost of AFVs; requiring federal fleets to use alternative fuel for at least 50% of the total annual volume by 2003 and 75% by 2005; giving a $0.25 per gallon, gasoline equivalent, asa tax credit for AFVs; and giving a tax deduction of $100,000 for construction of clean fuel (including electricity) refueling stations.

Other factors in our decision to acquire Voltage are certain economic realities. Recent government reports indicate that U.S. oil production has fallen 50% since 1970. In 1973, 35% of U.S. oil was bought from foreign sources. Today we are importing 54% of our oil. Recent geologic analyses predict that worldwide oil production is likely to peak between 2003 and 2020. Two-thirds of US oil consumption is used for transportation. We believe, as a result of these economic realities, that the federal government is sincere in its efforts to promote the development and use of vehicles which are either fossil fuel free (such as battery or fuel cells) or double current MPG standards. Our national average is now at a 20 year low with an average of 23 miles per gallon-even though the federal standard has been set at 27.5 mpg.

Voltage also has reached an agreement with Auto Distributors, Inc., which has distribution rights for the Solectria electric car product line and componentry recognized to be the finest componentry available on the market today. Voltage will service the sales and delivery of Solectria automobiles on behalf of Auto Distributors, Inc. Steven Schneider is the owner of Auto Distributors, Inc. and the son of Jerome Schneider, the brother of Jeffrey Schneider and the uncle of Nancy Hayssen. Additionally, Voltage is in negotiations with several other companies which are manufacturers of zero emission products.

Results of operations

Results of Operations for the Three Months Ended March 31, 2001, as Compared to

the Six Months Ended June 30, 2000.

Our revenues increased by 3800% in the first six months of 2001, over the same period in 2000, to $3,890,523 from $100,740. During the second quarter of 2001, we derived our revenues from auto sales, auto repossessions, zero emission vehicles, cable television broadcasting and providing Internet services. Over 84% of our revenues came from auto sales, 15% from auto repossessions. and 1% from our telecommunications business. During the same period last year, we did not own our automotive subsidiaries and thus they did not contribute any earnings during the same period last year.

Our other intangible assets increased by almost 200% from $428,034 for the year ended December 31, 2000, to $1,272,956 for the second quarter of 2001. We attribute this increase to our acquisition of RAP Group, which resulted in $950,000 in goodwill. Similarly, our accounts receivable increased over 400% from $94,995 for the year ended December 31, 2000, to $479,568 for the second quarter of 2001. We attribute this increase from our acquisition of RAP Group and Daybreak because the accounts receivable are contracts receivable from the financing companies of RAP Group and Daybreak. Again, because of our acquisitions of RAP Group and Daybreak, our inventory assets increased by 6752% from the year ended December 31, 2000, to $412,385 for the period ended June 30, 2001.

Costs of sales increased correspondingly during the second quarter of 2001 to $1,268,063 from $17,790 during the same period in 2000. These expenses are directly related to the increase in automotive operations. During the period, we continued to pare back our telecommunications operations because of their continuing losses. During the second quarter of 2001, Costs of sales was 68% of revenues compared to 40% during the second quarter of 2000.

Administrative expenses, for the second consecutive time in the Company's history, were less than the revenues generated during any period. In the second quarter of 2001, administrative expenses were $718,606, a $342,591 (91%) increase over the same period in 2000. Most of these expenses are related to a normal increase in administrative costs associated with our two new subsidiaries (RAP Group, Inc. and Daybreak Auto Recovery, Inc.) Daybreak and RAP both showed profits for the quarter.

CAPITAL RESOURCES AND LIQUIDITY

Our financial statements for the year ended December 31, 2000, contain a "going concern" qualification from our auditor. We emerged from Bankruptcy proceedings in early 1998 and since then have continued to sustain operating losses. In 2000, we acquired Daybreak Auto Recovery, Inc. ("Daybreak"). In an effort to bring profitable enterprises into our Company to aide us in offsetting the continuing losses we have been experiencing in our telecommunications business. Also in 2000, through an independent bankruptcy proceeding, we acquired all of the assets of Digital Wireless Systems, Inc. ("DWSI") which consisted mainly of FCC licenses granting dedicated spectra in four new locales. During the first quarter of 2001, we acquired the RAP Group, Inc. "RAP" as part of our continuing effort to bring profitable business ventures into our Company. Both RAP and Daybreak, are profitable and, we believe, the profits generated by them will assist us in offsetting our telecommunications losses. During this quarter, we entered into an agreement to acquire Voltage Vehicles, Inc., ("Voltage") a start up enterprise, which had no activity during the quarter. Under the agreement, Voltage must provide the Company with certain information, in order to consummate the acquisition. Both of our subsidiaries are automotive related and, we believe, are synergistic.

During the past three years, we have satisfied our working capital needs primarily through our financing activities including raising capital through the sale of certificates of indebtedness (during our bankruptcy proceeding), loans from directors and other private lenders, and the exercise of warrants that were issued both as part of our Plan of Reorganization and, also as part of the DWSI Plan of Reorganization. In order to continue as a going concern, we must develop a profitable telecommunications business to offset losses being incurred. As an alternative, we could choose to sell some or all of our telecommunications assets and continue to acquire "going concern" businesses similar to RAP and Daybreak. We will also need to raise additional equity capital for development and expansion, possibly in a public offering of securities.

Since confirmation of our Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. All of the warrants issued as a result of our 1998 Plan of Reorganization have either been exercised or expired. As part of DWSI's Plan of Reorganization confirmed in 2000, we issued to approximately 3,750 partners who comprised the various legal entities which made up DWSI, 41 million warrants with prices ranging from $1 to $6. Our new shareholders from DWSI have begun exercising their warrants. We have depended on the funds from exercise of warrants issued in the two reorganizations for operating capital over the past two years. Currently, the exercise price of the warrants exceeds the recent trading range of our Common Stock.

We are exploring possible acquisitions of new businesses with positive cash flows and/or the merging of our Company with another public company.

Operating Activities

For the six months ended June 30, 2001, cash used in operating activities was $309,424, compared to $313,281 used in operating activities for the first six months of 2000. This includes a $50,196 increase in our accounts payable. Much of this increase is attributable to the acquisition of DWSI and its ongoing operational costs. An additional $23,174 was acquired as part of the RAP Group, Inc. acquisition. We issued stock for services in the amount of $27,000 during the second quarter. We are not paying some bills on a current basis. We expect our accounts payable to level off during the third and fourth quarter of this year, as we begin to pay down our past due accounts payable, from revenues we expect to be derived from our shareholders exercising their warrants. In the event our shareholders decide not to exercise their warrants in meaningful amounts, then we will continue to experience an increasing accounts payable, and if this should be the case, we could be forced to sell or close down some, or all, of our telecommunications operations.

Investing Activities

We paid, $82,438 to purchase equipment in the first six months of 2001. Most of this amount was attributable to the purchase of a new truck for our Daybreak Auto Recovery, Inc. subsidiary ($46,000) with most of the remainder ($32,438) being spent on leasehold improvements at the RAP Group, Inc. subsidiary. This total represents a $56,714 (220%) increase from $25,724 spent for equipment purchases during the first six months of 2000.

Financing Activities

During the first six months of 2001, we received $374,207 from the exercise of warrants to purchase common stock, compared to proceeds from warrants exercised of $286,836 during the same period in 2000. All the warrants exercised during the period were from those issued as part of the acquisition of DWSI. We also repaid $20,886 on notes payable with the issuance of our Common Stock. Cash provided by financing activities amounted to $361,013, compared to $336,336 for the same period of 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Virginia Communications, Inc. ("VCI"), a creditor of DWSI, Debtor, filed an adversary proceeding against the Debtor and Advanced Wireless contesting the Debtor's rights in a certain MMDS Channel Lease Agreement. VCI argued that regardless of whether the Debtor properly assumed the lease after the bankruptcy petition that VCI was free to terminate the lease for a post-petition default by the Debtor. The court agreed with VCI that the leases were terminated by the post-petition breach of the Debtor. Thus, we, as the successor of DWSI, no longer have rights to those channels. We are reviewing the impact of the ruling to determine whether we should appeal the decision. Prior to the bankruptcy court ruling we had substantially written down the value of the Clarksville business on our balance sheets, and they have produced no income during 2000.

Item 2. Changes in Securities

During the second quarter of 2001, we issued 846,440 shares of our common stock in the following transactions, which were not registered under the Securities Act of 1933.

  We received $133,821 from the exercise of warrants to purchase 283,583 shares of common stock. The warrants had been issued during 2000 pursuant to the bankruptcy reorganization of DWSI. The stock issued upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.
  We issued 270,000 shares of restricted common stock to two former directors of our company pursuant to the exercise of stock options that they had received as compensation. The shares were issued in cashless exercises under the terms of the directors' option agreements, in exchange for the cancellation of options valued at $56,700. This stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 150,000 shares of our restricted common stock to a consultant in the first quarter as compensation for services rendered which were valued at $27,000. The shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 142,857 shares to a lender who opted to convert his $50,000 loan to the Company in exchange for the stock. This stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

Certain of the Exhibits set forth in the following index are incorporated by reference.

(a) Certain of the exhibits set forth in the following index are incorporated by reference.

[27.1 Financial Data Schedule]

(b) Reports on Form 8-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced wireless systems, inc.

Date: August 14, 2001 Thomas M. Howard____________________

Thomas M. Howard, Chief Financial Officer