Form 10QSB
period 2001-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 2001-11-21
CIK 1088638

As filed with the SEC on November 21, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission File No. 0-26533

ADVANCED WIRELESS SYSTEMS, INC.

Alabama	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

716 College Avenue, Suite A-2

Santa Rosa, California 95404

(address of principal executive offices)

Issuer's telephone number: 707-576-1008

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____.

Table of Contents
PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Notes to Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
RESULTS OF OPERATIONS	11
RISK FACTORS	11
RECENT DEVELOPMENTS	15
The Voltage Vehicle, Inc. Acquisition	15
RESULTS OF OPERATIONS	18
Results of Operations for the Nine Months Ended September 30, 2001, as Compared to the Nine Months Ended September 30, 2000.	18
CAPITAL RESOURCES AND LIQUIDITY	19
Operating Activities	20
Investing Activities	20
Financing Activities	20
PART II. OTHER INFORMATION	20
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	22
SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)	(audited)

Current Assets
Cash	$284,834	$ 94,995
Accounts receivable, net of allowance for doubtful
Accounts of $18,701 and $45,159 at Sept 30, 2001 and December 31, 2000, respectively	411,640	98,896
Inventories	434,836	5,000
Employee Advances	16,150
Notes receivable	21,500
Notes receivable, related parties	15,000	15,000
Prepaid Expenses	14,893	22,324

Total Current Assets	1,198,853	236,215

Fixed Assets, net of accumulated depreciation of $851,618 and $760,570 at Sept 30, 2001 and December 31, 2000, respectively	399,084	247,314

Other Assets
License Acquisition Costs, net	5,000	5,000
Other intangibles, net of amortization of $208,567 and $132,630 at Sept. 30, 2001 and December 31, 2000, respectively.	1,255,350	428,034
Deposits	11,801	11,781

Total Other Assets	1,272,151	444,815

TOTAL ASSETS	$2,870,088	$ 928,344

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities:
Accounts Payable	$573,770	$ 484,753
Sales tax payable	44,877
Debtor Certificates	11,000	11,000
Notes Payable	90,500	90,500
Notes Payable, related parties	436,063	326,793
Accrued payroll and payroll taxes	93,952	23,175
Accrued Interest Payable	42,140	101,377
Other accrued expenses	135,360	52,566
Current portion of obligations
under capital leases	21,357	20,072
Total Current Liabilities	1,449,019	1,110,236

Obligations under capital leases,
net of current portion	40,327	61,448
Notes Payable	140,000	140,000

Total Liabilities	1,629,346	1,311,684

Stockholders' Equity
Common stock, $.01 par value,
150,000,000 shares authorized 26,566,858
and 19,431,509 issued and outstanding
at Sept 30, 2001 and December 31, 2000, respectively	275,620	194,315
Additional paid-in Capital	6,572,356	4,257,194
Subscription receivable	(27,000)	(33,750)
Accumulated deficit	(5,580,234)	(4,801,099)
Total Stockholders' equity	1,240.742	(383,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,870,088	$ 928,344

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statements of operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000

REVENUES

Sales and Revenues	$2,008,542	$93,565	$5,899,065	$194,305
Cost of Sales	1,446,439	33,536	4,050,111	100,072
Gross Profit	562,103	60,029	1,848,954	94,233

COST AND EXPENSES

General and Administrative	668,669	354,564	2,178,222	872,736
Depreciation and Amortization	65,419	141,844	212,111	220,863

Total Costs and Expenses	734,088	496,408	2,390,333	1,093,599

Net Loss from Operations	(171,985)	(436,379)	(541,379)	(999,366)

OTHER INCOME (EXPENSES)

Interest Income	829		4,714
Gain on Sale of Assets	4,950	329	13,938	329
Legal Settlement			37,500
Interest Expense	(26,215)	(9,182)	(82,055)	(17,540)
Total Other Income (Expense)	(20,436)	(8,853)	(25,903)	(17,211)

Net Loss	$(192,421)	$(445,232)	$(567,282)	$(1,016,577)

Basic Loss Per Share	$(0.07)	$(0.10)	$(0.02)	(0.13)

Weighted Average Number of
Shares Outstanding	27,079,797	7,583,859	25,387,347	5,953,160

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED

StatementS of stockholderS' equity

For the Nine Months Ended September 30, 2001

(Unaudited)

				Subscribed	Accumulated
	Common		Additional	Stock	Deficit
	Stock	Par	Paid-in	Unclassified	(Restated
	Shares	Value	Capital	Stock	See: Note 3)	Total

Balance, December 31, 2000	19,431,509	$194,315	$4,257,194	$ (33,750)	$(5,012,952)	$ (595,193)

Exercise of Warrants
For Common Stock

Class C	498,051	4,981	263,775			268,756

Class D	226,162	2,262	102,330			104,592

C,D,E,F Package Warrants	2,875	28	5,635			5,663

Total Warrants Exercised	727,088	7,271	371,740		-	379,011

Private Placement	125,000	1,250	18,750			20,000
Stock issued for services	1,408,429	14,084	281,268	(27,000)		268,352

Stock issued for
Conversion of Debt	142,857	1,429	48,571			50,000
Stock issued for Interest on debt	577,079	5,771	92,333			98,104
Stock issued for
Acquisition of Subsidiary	5,150,000	51,500	1,502,500			1,554,000

Subscriptions Received				33,750		33,750

Net Loss					(567,282)	(567,282)

Balance Sept. 30, 2001	27,561,962	$275,620	$6,572,356	$ (27,000)	$(5,580,234)	$1,240,742

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statement of cash flows

(Unaudited)

	Nine Months Ended Sept. 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(567,282)	$(1,016,577)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	212,111	220,863
Write off of Cable TV premises equipment		(329)
Stock issued for services and interest	266,348	62,500
Notes issued for services		30,000
Changes in operating assets and liabilities:
Accounts receivable	(312,744)	11,355
Accounts receivable, related parties	(3,038)	(5,089)
Employee advances	(16,500)
Prepaid expenses	7,431	6,600
Deposits	(20)	(10,000)
Inventories	(429,836)	450
Accounts payable	89,017	214,734
Sales tax payable	44,877
Notes payable, related party	109,270
Accrued interest	(10,426)	15,586
Accrued payroll and payroll taxes	70,777	14,529
Other accrued expenses	33,983	4,296

Net cash provided by (used in) operating activities	(505,682)	(451,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(116,792)	(27,751)
Sale of Property and Equipment proceeds	13,938	6,787
Loan fees
Subsidiary Acquisition	429,660

Total investing activities	326,806	(20,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		25,000
Principal payment on notes	(19,836)	(7,841)
Exercised stock warrants	379,101	361,859
Subscriptions receivable	6,750	17,617
Private Placement	20,000
Total financing activities	$368,015	$ 396,635

(The accompanying notes are an integral part of these financial statements)

Advanced wireless systems, Inc. AND SUBSIDIARies

Condensed CONSOLIDATED Statement of cash flows (Continued)

(Unaudited)

	Nine Months Ended Sept. 30,
	2001	2000

Net Increase (Decrease) in Cash and Cash Equivalent	$189,839	$ (75,411)

Cash and Cash Equivalents, Beginning of Period	94,995	113,228

Cash and Cash Equivalents, End of Period	$284,834	$ 37,817

Non-Cash Transactions

  In February 2001, the Company acquired the outstanding common stock of the RAP Group, Inc. (now a wholly-owned subsidiary) through a stock swap valued at $1,554,000. The transaction resulted in goodwill in the amount of $950,835.
  On June 29, 2001, a note payable of $50,000 was converted to 142,857 shares of the Company's restricted Common Stock at $0.35 per share, the conversion and market price on that date.
  A former director of the Company converted interest owed him in the amount of $98,103 into 577,079 shares of the Company's restricted Common Stock.
  A consultant who had been awarded a fee of $25,000 by the United States Bankruptcy Court related to the Digital Wireless Systems, Inc. transaction converted his debt into 128,205 shares of the Company's restricted Common Stock.
  A former President of the Company who was owed $30,000 in past due wages converted his debt into 153,846 shares of the Company's restricted Common Stock.

(The accompanying notes are an integral part of these financial statements)

Advanced Wireless Systems, Inc.

AND SUBSIDIARIES

Notes to CONDENSED CONSOLIDATED Financial Statements

September 30, 2001

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The consolidated results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001.

Nature of Operations

Mobile Limited Liability Company, LLC (the "Debtor") was a Nevada limited liability company formed on April 25, 1994, for purposes of acquiring and operating certain FCC licenses in the Mobile, Alabama area. The majority interest member of the LLC was a similarly named general partnership, Mobile Wireless Partners ("Partners") comprised of 1,094 partners, with a 94.5% interest in the Debtor. Pursuant to the Plan of Reorganization filed by Mobile Wireless, LLC, Advanced Wireless Systems, Inc. was created and emerged from Bankruptcy on January 8, 1998, as the Reorganized Debtor (collectively, called the "Company"). Additionally, the Plan included the acquisition by the Company of the Partners' FCC License in exchange for 3,192,518 shares of the Company's common stock, 3,068,066 B Warrants exercisable on a 1 for 1 basis for the Company's common stock, and the extinguishments of an inter-company loan from Partners totaling $100,000, which was accounted for as a conversion to common stock.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - EXTENDED EXPIRATION DATES OF WARRANTS

On January 2, 2001, the Company extended the expiration date of Series C Warrants to March 21, 2001. On January 11, 2001, the Company reduced the strike price for Series C and D Warrants to forty-five cents ($0.45) for a 30 day period ending March 21, 2001. On October 1, 2001, the Company extended the expiration of Series C Warrants to December 31, 2001, at their original price of $1 price. On June 21, 2001, the Series D Warrants were extended to December 31, 2001, at their original strike price of $2.

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

(b) On May 15, 2001, the Company acquired all 25,000 shares of the issued and outstanding shares of Voltage Vehicles, Inc. ("Voltage"), in exchange for 2,500,000 shares of the Company's common stock and Series "K" warrant certificates entitling the holder thereof to purchase up to 3,000,000 additional share of the Company's common stock at thirty-five-cents per share through May 15, 2004. In addition, 150,000 shares were issued to a financial advisor as a finder's fee. The shares of the Company are being held pending completion of an audit of Voltage and the occurrence of other events including a joint venture related to its business. Subject to the occurrence of these events, the acquisition has not yet been finalized nor reflected in the financial statements.

NOTE 3 - PURCHASE AGREEMENTS (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and notes appearing elsewhere in this registration statement. This registration statement contains forward looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the telecommunications part of our business where we have decided to abandon our efforts at marketing high speed wireless Internet access. We have discontinued marketing wireless television services and have de-emphasized traditional internet services which we are offering over telephone lines in the Mobile, Alabama area.

Simultaneous to the de-emphasizing of our telecommunications business, we are continuing to change the focus of our business by acquiring automotive related ventures. Our subsidiaries, Daybreak Auto Recovery, Inc. ("Daybreak") and the RAP Group, Inc. ("RAP") are continuing to grow and expand. Last quarter we entered into an agreement to acquire Voltage Vehicles, Inc. ("Voltage"), a start up enterprise, with the goal of centralizing, marketing and distributing zero emission personal vehicles. The agreement will be finalized upon receipt by the Company of certain information required under the agreement.

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

RISK FACTORS

Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business strategy on terms satisfactory to us; pricing pressures which could affect demand for our services; changes in labor, equipment and capital costs; our Company's failure to attract strategic partners; or general business and economic conditions.

Our telecommunications operations have a history of losses in the foreseeable future.

Our predecessor, Mobile LLC, filed for Chapter 11 bankruptcy proceedings in 1997 because it was unable to operate profitably. Its situation and history are very similar to that of DWSI which we acquired in the last quarter of 2000. Since we emerged from bankruptcy and since we acquired DWSI through bankruptcy, our telecommunications operations have continued to experience losses from operations. We have stopped any new wireless television installations because limited channel capacity, direct satellite TV and wired cable TV competition has been determined to be too intense for us to successfully compete. Over the past two years, we have attempted to enter the Internet business with little success. In October 2001, we closed our only Internet service provider in Mobile, Alabama.

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

Our overall strategy is to extricate the Company from the telecommunications industry. We have had a number of conversations with several telecommunications companies including offers to purchase some of our systems. Too date, none of these conversations or offers have been realized. We are continuing to look for opportunities to sell our telecommunications assets. However, at the present time, there appears to be no market for them. The financial impact on the Company if we are forced to abandon or simply lose the telecommunications assets would be minimal because we significantly wrote down their values for the year ending December 31, 2000.

Our subsidiary, Daybreak Auto Recovery, Inc. has more than doubled its business since this time last year and our other subsidiary. The RAP Group, Inc continues to operate profitably but has generated slightly less in gross revenues for the same time last year. We believe this decrease in revenues is attributable to, the recent national economic downturn which started earlier this year in Northern California with the Dotcom collapse and higher than normal energy costs associated with the energy crisis in California. These two factors have caused a general tightening of credit by lenders with which RAP finances automobile in California. The anticipated energy shortages over the next few years could have a materially adverse effect on our automotive businesses. The events of September 11, 2001 terrorist attacks in New York and Washington, D.C. seem to have had minimal impact on our automotive businesses.

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

Since we began operations, we have depended on capital provided by financing during both the Mobile LLC and DWSI bankruptcy proceedings, as well as equity provided by the exercise of warrants for our common stock which were issued as part of the reorganizations and loans from private third parties. Assuming our subsidiaries continue to show profitability, we likely must find additional capital, either in the form of loans or sale of more equity, to invest in equipment and inventory necessary for our businesses. Given our history of losses and lack of operating history in our telecommunications businesses, we cannot be sure that we will be able to raise sufficient capital to continue in business until we become profitable. Since confirmation of Mobile, LLC's Plan of Reorganization, our stockholders who acquired stock as part of the Plan, have exercised warrants that were distributed as part of the Plan. We have depended on those funds for operating capital during the past two years. All of those warrants have either been exercised or expired. With the DWSI acquisition, we again issued warrants to the shareholders of DWSI and we expect to use the proceeds from the exercise of those warrants to finance our operations and capital acquisitions for the foreseeable future. As of September 30, 2001, 1,593,417 warrants issued to former DWSI shareholders and creditors have been exercised. If these warrant holders do not continue to exercise warrants in sufficient dollar amounts, we may have insufficient capital to continue some or all of our telecommunications operations.

Our telecommunications business and Voltage are operating at a loss. Our automotive subsidiaries, while operating at a profit, need profits generated within the subsidiaries for growth and cash flow purposes. The subsidiaries are not now, nor will they be in the foreseeable future, able to contribute any financial help to the parent company (AWSS). Our losses from our telecommunications operations continue to mount despite our efforts to turn them into profitable enterprises. Over the course of the past nine months, we have substantially cut back our telecommunications operations to stem the losses but our desire and ability to retain the telecommunications assets is dependent on our ability to obtain operating capital. Our current unpaid liabilities exceed $1.63 million. We do not have enough cash to pay off these debts and we continue to operate at a loss.

Last year we issued 41 million warrants to DWSI shareholders to purchase our Common Stock. The Warrants issued ranged in price from $1 to $6. Since the acquisition of DWSI was completed, 1,593,417 of the Warrants have been exercised generating $819,444 in equity capital. We will be dependent on our shareholders exercising these Warrants in order to eventually liquidate our liabilities and grow the Company. We hope our shareholders will continue to exercise their warrants but cannot be sure that they will do so. We do not have any other funding sources ready to generate revenue to sustain our operations.

Our senior indebtedness is due and unpaid.

At September 30, 2001, $175,000 in principal amount was due and unpaid on a loan made to us by a former director who assisted in financing our operations while we were still in bankruptcy. During the third quarter, we paid that director interest through August 24, 2001 which amounted to $98,103 by issuing 577,079 shares of our restricted Common Stock. The outstanding loan is secured by essentially all of our Mobile assets, including our wireless frequency licenses. This loan is now due and payable in full, together with accrued, unpaid interest. In addition, we owe another former director accrued and unpaid interest on a similar secured loan, whose principal amount was paid last year. These lenders have not demanded payment nor declared the loans in default, but they also have not waived any provision of the loan agreement. We are negotiating an extension or settlement of this indebtedness, but if we are unable to renegotiate the terms of this debt, the lenders could demand payment and foreclose on assets which are important to our continuing in the telecommunications business.

The acquisition of Voltage Vehicles may not prove to be profitable.

Because of the lack of audited financial information on Voltage, its own precarious financial condition, and our own poor financial condition, substantial risks are involved in any investment in our company. The discussion under "Recent Developments" explains the acquisition and the most important risks. Because of the high risks involved, investors should not invest in our securities unless they can afford a complete loss of their investment.

California has relaxed its mandate for electric vehicles due to the electric energy crisis.

Since the beginning of 2001, the State of California experienced severe electrical energy shortages and anticipated ongoing brown outs throughout the year. These anticipated brown outs have not materialized on the scale originally anticipated. As a result of the anticipated energy shortages, the California Air Resources Board relaxed its previous mandate that 10% of all new vehicles sold in the State beginning in the year 2002, be zero emission vehicles to 2% per year beginning in 2003. There can be no assurance that the Air Resources Board will continue to enforce its mandate. Also, the cost of operating an electric vehicle, which was one cent per mile at the beginning of the year, is an unsure component in the foreseeable future. The situation could occur where it costs more to operate a zero emission vehicle operated by electric batteries than it is to operate a vehicle which uses fossil fuels for propulsion.

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

Anticipated gas price increases have not materialized.

Based on oil industry studies and projections, we anticipated significant gas price hikes which we felt would further fuel the demand for zero emission vehicles. As a result of the September 11, 2001 terrorist attacks on the United States and reported internal decision making within OPEC, gasoline prices at the pump have actually declined.

Recent developments

The Voltage Vehicles, Inc. Acquisition

On May 15 2001, Advanced Wireless Systems, Inc. (the "Company" or "AWSS")

entered into an agreement to purchase all of the stock of Voltage Vehicles, Inc.

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

In addition, a number of legislative proposals have been introduced in the U.S. Congress which we believe will further foster the acceleration of zero emission vehicle sales. Senate Bill 389 would initiate a 10% tax credit up to $4,250 on NEVs, would initiate a tax credit of between $4,250 and $42,500 for BEVs and an additional $6,375 tax credit for BEVs with a driving range of at least 100 miles between charges. Senate Bill 597, would require the Secretary of Transportation to develop "mechanisms" to cap petroleum use in light-duty vehicles at no more than 5% above the year 2000 level by the year 2008. Under this bill, "mechanism" is defined to include tax incentives to promote the use of highly-efficient and/or alternative fuel vehicles. Senate Bill 760, also promotes the use of BEVs with incremental tax credits ranging from $4,000 to $40,000 based upon gross vehicle weights, and certain mandatory minimum ranges between charges and payload capacities. Other legislative proposals include granting alternative fuel vehicles (AFVs) with a single occupant access to high occupancy traffic lanes; directing federal agencies to use alternative fuels for at least 50% of total volume by the year 2005; requiring the Secretary of Transportation to spend up to $100 million per year between 2002 and 2008 in grants to 100 local governments for covering the incremental cost of AFVs; requiring federal fleets to use alternative fuel for at least 50% of the total annual volume by 2003 and 75% by 2005; giving a $0.25 per gallon, gasoline equivalent, as a tax credit for AFVs; and giving a tax deduction of $100,000 for construction of clean fuel (including electricity) refueling stations.

Other factors in our decision to acquire Voltage are certain economic realities. Recent government reports indicate that U.S. oil production has fallen 50% since 1970. In 1973, 35% of U.S. oil was bought from foreign sources. Today we are importing 54% of our oil. Recent geologic analyses predict that worldwide oil production is likely to peak between 2003 and 2020. Two-thirds of US oil consumption is used for transportation. We believe, as a result of these economic realities, that the federal government is sincere in its efforts to promote the development and use of vehicles which are either fossil fuel free (such as battery or fuel cells) or double current MPG standards. Our national average is now at a 20 year low with an average of 23 miles per gallon-even though the federal standard has been set at 27.5 mpg. However, we do note that gasoline prices have decreased significantly since the terrorist attacks of September 11, 2001.

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

Results of operations

Results of Operations for the Nine Months Ended September 30, 2001, as Compared to

The Nine Months Ended September 30, 2000.

Our revenues increased dramatically by 3036% in the first nine months of 2001, over the same period in 2000, to $5,899,065 from $194,305 because of the automotive acquisitions. During the second quarter of 2001, we derived our revenues from auto sales, auto repossessions, zero emission vehicles, cable television broadcasting and providing Internet services. Over 83% of our revenues came from auto sales, 14% from auto repossessions and 8% from our telecommunications business. During the same period last year, we did not own our automotive subsidiaries and thus they did not contribute any earnings during the same period.

Our other intangible assets increased dramatically by almost 293% from $428,034 for the year ended December 31, 2000, to $1,255,350 for the third quarter of 2001 because of the automotive acquisitions. We attribute this increase to our acquisition of RAP Group, which resulted in $950,000 in goodwill. Similarly, our accounts receivable increased over 416% from $98,896 for the year ended December 31, 2000, to $411,640 for the third quarter of 2001. We attribute this increase from our acquisition of RAP Group and Daybreak because the accounts receivable are contracts receivable from the financing companies of RAP Group and Daybreak. Again, because of our acquisition of RAP Group, our inventory assets increased by 8697% from $5,000 the year ended December 31, 2000, to $434,836 for the period ended September 30, 2001.

Costs of sales increased correspondingly during the third quarter of 2001 to $1,446,439 from $33,536 during the same period in 2000. These expenses are directly related to the increase in automotive operations. During the period, we continued to pare back our telecommunications operations because of their continuing losses. During the third quarter of 2001, Costs of sales was 72% of revenues compared to 36% during the third quarter of 2000.

Administrative expenses, for the third consecutive time in the Company's history, were less than the revenues generated during any period. In the third quarter of 2001, administrative expenses were $668,669, a $354,564 (213%) increase over the same period in 2000. Most of these expenses are related to a normal increase in administrative costs associated with our two new subsidiaries (RAP Group, Inc. and Daybreak Auto Recovery, Inc.). Daybreak and RAP both showed profits for the quarter.

CAPITAL RESOURCES AND LIQUIDITY

Our financial statements for the year ended December 31, 2000, contain a "going concern" qualification from our auditor. We emerged from Bankruptcy proceedings in early 1998 and since then have continued to sustain operating losses. In 2000, we acquired Daybreak Auto Recovery, Inc. ("Daybreak"). In an effort to bring profitable enterprises into our Company to aide us in offsetting the continuing losses we have been experiencing in our telecommunications business. Also in 2000, through an independent bankruptcy proceeding, we acquired all of the assets of Digital Wireless Systems, Inc. ("DWSI") which consisted mainly of FCC licenses granting dedicated spectrum in four new locales. During the first quarter of 2001, we acquired the RAP Group, Inc. ("RAP") as part of our continuing effort to bring profitable business ventures into our Company. Both RAP and Daybreak, are profitable and, we believe, the profits generated by them will assist us in offsetting our telecommunications losses. During the first quarter of 2001, we entered into an agreement to acquire Voltage Vehicles, Inc. ("Voltage") a start up enterprise, which had minimal activity during the quarter. Under the agreement, Voltage must provide the Company with certain information, in order to consummate the acquisition. Both of our subsidiaries are automotive related and, we believe, are synergistic.

During the past three years, we have satisfied our working capital needs primarily through our financing activities including raising capital through the sale of certificates of indebtedness (during our bankruptcy proceeding), loans from directors and other private lenders, and the exercise of warrants that were issued both as part of our Plan of Reorganization and, also as part of the DWSI Plan of Reorganization. In order to continue as a going concern, we must (i) develop a profitable telecommunications business to offset losses being incurred, (ii) sell all or some of our telecommunications assets, or (iii) abandon all or some of our telecommunications assets. Our telecommunications assets consist primarily of FCC licenses and minimal broadcasting equipment. The licenses and related assets were significantly written down at the year ending December 31, 2001. Our current focus is on continuing to acquire "going concern" businesses similar to RAP and Daybreak. We will also need to raise additional equity capital for development and expansion, possibly in a public offering of securities.

Since confirmation of our Mobile LLC Plan of Reorganization, our stockholders who acquired stock as part of the Plan and who were investors in the earlier partnership have exercised warrants that were distributed to those stockholders as part of the Plan. All of the warrants issued as a result of our 1998 Plan of Reorganization have either been exercised or expired. As part of DWSI's Plan of Reorganization confirmed in 2000, we issued 41 million warrants with prices ranging from $1 to $6 to approximately 3,750 partners who comprised the various legal entities which made up DWSI. Our new shareholders from DWSI have begun exercising their warrants. We have depended on the funds from exercise of warrants issued in the two reorganizations for operating capital over the past two years. Currently, the exercise price of the warrants exceeds the recent trading range of our Common Stock.

We are exploring possible acquisitions of new businesses with positive cash flows and/or the merging of our Company with another public company.

Operating Activities

For the nine months ended September 30, 2001, cash used in operating activities was $505,682 compared to $451,082 used in operating activities for the first nine months of 2000. During the third quarter we issued 282,051 shares of our restricted Common Stock to convert debts for services owed a former President and consultant from prior periods. These debts amounted to $55,000. We are not paying some bills on a current basis. We expect our accounts payable to level off during the fourth quarter of this year, as we begin to pay down our past due accounts payable from revenues we expect to be derived from our shareholders exercising their warrants. In the event our shareholders decide not to exercise their warrants in meaningful amounts, then we will continue to experience an increasing accounts payable, and if this should be the case, we could be forced to sell, close down or abandon some, or all, of our telecommunications operations.

Investing Activities

We paid $116,792 to purchase property and equipment in the first nine months of 2001. This amount was attributable to the purchase of a new truck for our Daybreak Auto Recovery, Inc. subsidiary ($46,000) and the bulk of the remainder being spent on leasehold improvements at the RAP Group, Inc. subsidiary. This total represents a $89,041 increase from $27,751 spent for equipment purchases during the first nine months of 2000.

Financing Activities

During the first nine months of 2001, we received $379,101 from the exercise of warrants to purchase common stock, compared to proceeds from warrants exercised of $361,859 during the same period in 2000. All the warrants exercised during the period were from those issued as part of the acquisition of DWSI. We also repaid $19,836 on notes. Cash provided by financing activities amounted to $368,015, compared to $396,635 for the same period of 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Virginia Communications, Inc. ("VCI"), a creditor of DWSI, Debtor, filed an adversary proceeding against the Debtor and Advanced Wireless contesting the Debtor's rights in a certain MMDS Channel Lease Agreement. VCI argued that regardless of whether the Debtor properly assumed the lease after the bankruptcy petition that VCI was free to terminate the lease for a post-petition default by the Debtor. The court agreed with VCI that the leases were terminated by the post-petition breach of the Debtor. Thus, we, as the successor of DWSI, no longer have rights to those channels. We have decided not to appeal the decision because the anticipated legal costs would far outweigh the value of the assets. Prior to the bankruptcy court ruling we had substantially written down the value of the Clarksville business on our balance sheets, and they have produced no income during 2001.

Item 2. Changes in Securities

During the third quarter of 2001, we issued 995,104 shares of our common stock in the following transactions, which were not registered under the Securities Act of 1933.

  We received $4,804 from the exercise of warrants to purchase 5,974 shares of common stock. The warrants had been issued during 2000 pursuant to the bankruptcy reorganization of DWSI. The stock issued upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.
  We issued 577,079 shares of restricted common stock to a former director who lent the Company $175,000. The restricted Common Stock issued was for payment of $98,103 in accrued interest. This stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 128,205 shares of our restricted common stock to a consultant to DWSI pursuant to a Court Order granting the consultant $25,000 for financial consulting services rendered to DWSI during its Chapter 11 proceedings. The shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 153,846 shares of our restricted Common Stock to a former President of the Company who opted to convert his accrued salary of $30,000 in exchange for the stock. This stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.
  We also issued 125,000 shares of stock to a shareholder who agreed to a private placement of $20,000 to the Company.
  An attorney awarded the right to take cash or Units of Equity in whole or in part for payment of legal fees approved by the Bankruptcy Court during the DWSI Chapter 11 Reorganization opted to convert $5,000 of his fees into units of equity which included 5,000 shares of Common Stock and an equal number of Series C, D, E and F warrants.

ITEM 5. OTHER INFORMATION

On November 5, 2001, Mrs. Terry Hopkins resigned from our Board of Directors. The vacancy created by her resignation was filled by Mark Kopec who is an Executive Vice President and a Director of Solectria Corporation. In tendering her resignation, Mrs. Hopkins indicated that she had no disagreements with the current Board of Directors or Management of our Company.

On October 19, 2001, we shut down DibbsNet, our Mobile, Alabama based Internet Service Provider (ISP) business. Since we acquired DibbsNet, two years ago, it had been continuously operating at a loss. In recent months the ISP's monthly income was less than $9,000 and costs associated with its operations were three to four times revenues produced. Earlier in the year, we had attempted to stimulate the business by offering wireless Internet services but concluded that there was no significant market for the product in Mobile and the cost of implementing such a system was to capital intensive. The closing of DibbsNet is in keeping with our overall goal of de-emphasizing the telecommunications part of our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits

  None

  Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced wireless systems, inc.
Thomas M. Howard
Date: November 21, 2001	Thomas M. Howard, Chief Financial Officer