Form 10QSB
period 2003-03-31
ADVANCED WIRELESS SYSTEMS INC
filed 2005-05-04
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-26533

COCONNECT, INC.

(formerly Advanced Wireless Communications, Inc.)

(Exact name of registrant as specified in its charter)

                                          Nevada                                                       63-1205304

                         State or other jurisdiction of                                                  I.R.S. Employer

                                  Incorporation or organization                                         Identification No.

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

Address of principal executive offices Zip Code

Registrant's telephone number, including area code (801) 266-9393

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Outstanding at December 31, 2004

Common Stock, $.001 Par Value 15,047,755

Transitional Small Business Disclosure Format Yes [ ] No [X]

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.)

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, March 31, 2003 (unaudited) 2

Condensed Statements of Operations for the Three Months

ended March 31, 2003 and 2002 (unaudited) 3

Condensed Statements of Cash Flows for the Three Months

ended March 31, 2003 and 2002 (unaudited) 4

Notes to Condensed Financial Statements (unaudited) 5

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 10

Item 3. Controls and Procedures 12

Part II - OTHER INFORMATION

Item 1. Legal Proceedings 13

Item 2. Changes in Securities and Use of Proceeds 13

Item 3. Defaults Upon Senior Securities 13

Item 4. Submission of Matters to a Vote of Security Holders 13

Item 5. Other Information 13

Item 6. Exhibits and Reports on Form 8-K 13

SIGNATURES 15

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Balance Sheet
As of March 31, 2003

Assets	(Unaudited)

Current assets Accounts receivable	$ 25,000
Intangible assets	320,000

Total assets	$ 345,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 217,000
Accrued compensation	175,000
Accrued interest payable	117,000
Notes payable	295,000

Total current liabilities	804,000

Commitments and contingencies

Stockholders' Deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 4,062,845 shares issued and outstanding	4,000
Additional paid-in capital	6,700,000
Accumulated deficit	(7,163,000)

Total stockholders' deficit	(459,000)

Total liabilities and stockholders' deficit	$ 345,000

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Operations
Three Months Ended March 31,

	(Unaudited)
	2003	2002
Revenues	$ -	$ -

Costs and expenses:
General and administrative expenses	32,000	63,000

Loss from operations	(32,000)	(63,000)

Other expense interest expense:	(5,000)	(5,000)

Loss before income taxes	(37,000)	(68,000)

Provision for income taxes	-	-

Net loss	$ (37,000)	$ (68,000)

Net loss per share basic and diluted	$ (0.01)	$ (0.03)

Weighted average number of common shares
outstanding basic and diluted	4,062,845	2,023,726

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Cash Flows
Three Months Ended March 31,

	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net loss	$ (37,000)	$ (68,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase (decrease) in:
Accounts payable	11,000	7,000
Accrued compensation	16,000	56,000
Accrued interest payable	5,000	5,000

Net cash used in operating activities	(5,000)	-

Cash flows from investing activities:
Proceeds from the sale of intangible assets	5,000	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	-	-
Cash beginning of period	-	-

Cash, end of period	$ -	$ -

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

Note 1: Organization

CoConnect, Inc. (formerly known as Advanced Wireless Communications, Inc.) (the "Company") was incorporated in Alabama in December 1997 to take over the assets of related businesses involved in reorganizations through bankruptcies. In 1997, the Company acquired Mobile Limited Liability Company as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile Limited Liability Company. The Company acquired all of the assets of Digital Wireless Systems ("DWSI") on August 6, 2000, as part of the consummation of DWSI's confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Lack of funding forced the Company to abandon plans to revive the operations of both companies.

In 2000, the Company acquired three operating subsidiaries, Daybreak Auto Recovery, Inc., Rap Group, and Voltage Vehicles. In 2002, the Company rescinded these acquisitions, and in October 2004 cancelled the common shares that were to be issued for the acquisitions, which shares had been held in escrow. During 2002, 2003, and the first three quarters of 2004, the Company had no operations other than to continue its efforts to liquidate certain telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcies.

In August 2004, the Company changed its domicile to Nevada, and changed its name to Advanced Wireless Communications, Inc.

On October 5, 2004 the Company signed a definitive agreement with Heritage Communications, Inc. ("Heritage") and acquired an exclusive license for the marketing and distribution of telecommunications products over Heritage's proprietary high-speed wireless network.

On January 28, 2005, the Company executed a share exchange agreement with Heritage and its stockholders. The share exchange agreement closed on February 23, 2005 and superseded the exclusive license with Heritage by making Heritage a wholly owned subsidiary of the Company.

In February 2005, the Company changed its name to CoConnect, Inc.

The core of the Company's business is the deployment of the Company's proprietary mobile wireless network, which is currently under development. This high-speed proprietary mobile wireless network is designed to deliver wireless Internet to residential and business customers.

Note 2: Basis of Presentation and Going Concern Uncertainty

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt, the sale of the Company's restricted common stock in private placement transactions, and the sale of telecommunications licenses. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company's debt obligations.

The interim financial information of the Company as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected in the future.

Note 3: Accounting Changes

After emerging from Chapter 11 Reorganization in 2000, and after rescinding the acquisitions discussed in Note 1 above, the Company was essentially inactive. The Company removed the assets and liabilities relating to the rescinded acquisitions, adjusted its balance sheet to reflect only those identifiable assets and liabilities that had remained after the Chapter 11 Reorganization, recorded its common stock at par value, and gave retroactive effect to the cancellation of the shares of the Company's common stock to be issued in the rescinded acquisitions and to the reverse stock split discussed in Note 11 below. The net effect of these accounting changes was to present the Company's balance sheet with the following accounts and balances at January 1, 2002:

Assets - Intangible assets	$ 350,000

Current liabilities:
Accounts payable	$ 175,000
Accrued compensation	193,000
Accrued interest payable	91,000
Note payable	175,000
Total current liabilities	634,000

Stockholders' deficit:
Common stock	2,000
Additional paid-in capital	6,652,000
Accumulated deficit	(6,938,000)
Total stockholders' deficit	(284,000)

Total assets and stockholders, deficit	$ 350,000

Note 4: Intangible Assets

The intangible assets consist of certain telecommunications licenses that are pledged as collateral for the payment of judgments payable of $140,000 included in accounts payable. The intangible assets were written down to their net realizable value at January 1, 2002, as evidenced by the cash proceeds subsequently received from their sale.

During the three months ended March 31, 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $30,000. The Company received a down payment of $5,000 cash and recorded an account receivable for the $25,000 balance. No gain or loss was recorded in this transaction.

Note 5: Notes Payable

A note payable in the principal amount of $175,000 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $87,000 at March 31, 2003.

At March 31, 2003, the Company also had a note payable to a former president of the Company in the principal amount of $120,000, which consists of amounts payable pursuant to an employment agreement. Accrued interest payable on the note was $7,000 at March 31, 2003.

Included in accrued interest payable at March 31, 2003 was $24,000 payable to a former director of the Company.

Note 6: Accrued Compensation

Accrued compensation of $175,000 at March 31, 2003 consists of $33,000 and $142,000 payable pursuant to employment agreements with two former presidents of the Company.

Note 7: Income Taxes

No provision for income taxes has been recorded in the accompanying condensed financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Company's ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards that could be utilized by the Company.

Note 8: Loss per Share

The computation of basic net loss per common share during the periods presented is computed using the weighted average number of common shares outstanding during each period. The computation of diluted net loss per common share is identical to the computation of basic net loss per share since the Company did not have common stock equivalents which would arise from the exercise of stock options, warrants, convertible debt or similar instruments outstanding during the periods presented.

		Weighted Avg.	Basic and
	Loss	Shares	Fully Diluted
	(Numerator)	(Denominator)	Loss Per Share

For the three months ended March 31, 2003	$ (37,000)	4,062,845	$ (0.01)

For the three months ended March 31, 2002	$ (68,000)	2,023,726	$ (0.03)

Note 9: Stockholders' Deficit

In May 2002, the Company issued 2,000,000 shares of its common stock at $.025 per share to a former president of the Company in a private placement transaction in payment of a note payable of $50,000. The proceeds from the note were paid directly to another former president of the Company as a reduction of compensation payable to him.

Note 10: Supplemental Statement of Cash Flows Information

During the three months ended March 31, 2003, the Company reduced intangible assets and increased accounts receivable by $30,000.

During the three months ended March 31, 2002, the Company transferred $120,000 from accrued compensation to notes payable.

Note 11. Subsequent Events

The $25,000 accounts receivable at March 31, 2003 was assigned to a former president of the Company in 2004 in partial payment of compensation payable.

The accrued compensation of $175,000 at March 31, 2003 was paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

The note payable to a former president for $120,000 and all accrued interest were paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

In October 2004, the Company completed a 10:1 reverse stock split of its common stock. The Company has given retroactive effect to the reverse stock split in each of the periods presented.

Also in October 2004, the Company cancelled 2,617,293 shares of its common stock that were to be issued in the rescinded acquisitions discussed in Note 1. The Company has given retroactive effect to the cancellation of these common shares in each of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Note 1 to the Condensed Financial Statements, the Company had no operations during 2002 and 2003 other than continuing efforts to liquidate its telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcy proceedings and other Company obligations. The acquisitions of three operating subsidiaries in 2000 previously reported in the Company's filings with the Securities and Exchange Commission were rescinded.

Results of Operations

During the three months ended March 31, 2003 and 2002, the Company had no revenues from operations.

During the three months ended March 31, 2003, the Company entered into an agreement to sell certain of its telecommunications licenses for $30,000. The Company received a down payment of $5,000 cash and recorded an account receivable for the $25,000 balance. The $25,000 receivable was assigned to a former president of the Company in 2004 in partial satisfaction of compensation payable. No gain or loss was recorded on this transaction.

General and administrative expenses of $32,000 for the three months ended March 31, 2003 consisted of $21,000 of executive compensation accrued pursuant to an employment agreement with a former president of the Company, and $11,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

By comparison, general and administrative expenses of $63,000 for the three months ended March 31, 2002 consisted of $57,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $6,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

The Company accrued interest expense of $5,000 on the notes payable to a former director and a former president in each of the three-month periods ended March 31, 2003 and 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company's only assets consisted of telecommunications licenses of $320,000 that had been pledged as collateral for judgments payable of $140,000 (included in accounts payable) and accounts receivable of $25,000 resulting from the sale of certain licenses. The remaining licenses were eventually liquidated in the second quarter of 2003 and in 2004, and these judgments payable and certain other obligations of the Company were paid in full. As discussed above, the $25,000 receivable was assigned to a former president of the Company in 2004 in partial satisfaction of compensation payable.

During the three months ended March 31, 2003, the Company received a $5,000 down payment from the sale of telecommunications licenses. This was the only cash receipt of the Company during this period, and was paid directly to a former president of the Company in partial satisfaction of compensation payable.

In May 2002, the Company issued 2,000,000 shares of its common stock at $.025 per share to a former president of the Company in a private placement transaction in payment of a note payable of $50,000. The proceeds from the note were paid directly to another former president of the Company as a reduction of compensation payable to him.

At March 31, 2003, total current liabilities of $804,000 exceeded total current assets of $25,000, resulting in negative working capital of $779,000. The Company also had a total stockholders' deficit of $459,000 as of March 31, 2003.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through the successful integration of Heritage operations, restructuring its financial arrangements, and obtaining additional outside financing as needed.

In December 2004 and January and February 2005, the Company completed the sale of 1,448,500 shares of its common stock to accredited investors in a private placement transaction. The shares were sold at $1.00 per share, resulting in net proceeds, after offering expenses, of approximately $1,231,000, which funds will be used for general corporate purposes, building and deployment of the Company's wireless network, product development and advertising.

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were deficient.

Because of the inactivity of the Company and lack of operations during the years ended December 31, 2001, 2002, 2003 and portions of the year ended December 31, 2004, the Company did not maintain formal financial books and records. The financial books and records of the Company for these periods were subsequently compiled from documents and records obtained from various sources, including the former presidents of the Company.

During the latter part of 2004 and to the present, the Company has implemented a full accounting system, and continues to implement procedures and controls to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(B) Changes in internal controls

Other than the matter discussed above, during the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $87,000 at March 31, 2003. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is subject to various claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

Item 2. Changes in Securities and Use of Proceeds

There were no transactions involving the Company's common stock during the three months ended March 31, 2003.

Item 3. Defaults Upon Senior Securities

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at March 31, 2003. Interest payable on the note, accrued at an annual rate of 9% per annum, was $87,000 at March 31, 2003. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (filed with this report unless indicated below)

Exhibit 11 Statement re computation of per share earnings (included in Notes to Condensed Financial Statements)

Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.

Dated: May 2, 2005

By: /s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a - 14(a) OF THE

SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy E. Thayne certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

May 2, 2005

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended March 31, 2003, Timothy E. Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      the quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
      the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

May 2, 2005