Form 10QSB
period 2003-09-30
ADVANCED WIRELESS SYSTEMS INC
filed 2005-05-04
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, September 30, 2003 (unaudited) 2

Condensed Statements of Operations for the Three Months

ended September 30, 2003 and 2002 (unaudited) 3

Condensed Statements of Operations for the Nine Months

ended September 30, 2003 and 2002 (unaudited) 4

Condensed Statements of Cash Flows for the Nine Months

ended September 30, 2003 and 2002 (unaudited) 5

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

Item 5. Other Information 15

Item 6. Exhibits and Reports on Form 8-K 15

SIGNATURES 16

 FINANCIAL INFORMATION

Item 1. Financial Statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Balance Sheet
As of September 30, 2003

Assets	(Unaudited)

Current assets Accounts receivable	$ 25,000
Intangible assets	120,000

Total assets	$ 145,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 88,000
Accrued compensation	198,000
Accrued interest payable	128,000
Notes payable	295,000

Total current liabilities	709,000

Commitments and contingencies

Stockholders' Deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 4,062,845 shares issued and outstanding	4,000
Additional paid-in capital	6,700,000
Accumulated deficit	(7,268,000)

Total stockholders' deficit	(564,000)

Total liabilities and stockholders' deficit	$ 145,000

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Operations
Three Months Ended September 30,

	(Unaudited)
	2003	2002
Revenues	$ -	$ -

Costs and expenses:
General and administrative expenses	21,000	37,000

Loss from operations	(21,000)	(37,000)

Other expense interest expense:	(6,000)	(5,000)

Loss before income taxes	(27,000)	(42,000)

Provision for income taxes	-	-

Net loss	$ (27,000)	$ (42,000)

Net loss per share basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares
outstanding basic and diluted	4,062,845	4,055,327

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Operations
Nine Months Ended September 30,

	(Unaudited)
	2003	2002
Revenues	$ -	$ -

Costs and expenses:
General and administrative expenses	125,000	123,000

Loss from operations	(125,000)	(123,000)

Other expense interest expense:	(17,000)	(16,000)

Loss before income taxes	(142,000)	(139,000)

Provision for income taxes	-	-

Net loss	$ (142,000)	$ (139,000)

Net loss per share basic and diluted	$ (0.03)	$ (0.05)

Weighted average number of common shares
outstanding basic and diluted	4,062,845	3,050,451

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Cash Flows
Nine Months Ended September 30,

	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net loss	$ (142,000)	$ (139,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase (decrease) in:
Accounts payable	(118,000)	18,000
Accrued compensation	39,000	55,000
Accrued interest payable	16,000	16,000

Net cash used in operating activities	(205,000)	(50,000)

Cash flows from investing activities:
Proceeds from the sale of intangible assets	205,000	-

Cash flows from financing activities:
Proceeds from the sale of common stock	-	50,000

Net increase (decrease) in cash	-	-
Cash beginning of period	-	-

Cash, end of period	$ -	$ -

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

In 2000, the Company acquired three operating subsidiaries, Daybreak Auto Recovery, Inc., Rap Group, and Voltage Vehicles. In 2002, the Company rescinded these acquisitions, and in October 2004 cancelled the common shares that were to be issued for the acquisitions, which shares had been held in escrow. During 2002 and 2003, the Company had no operations other than to continue its efforts to liquidate certain telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcies.

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

The interim financial information of the Company as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 is unaudited. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected in the future.

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

Note 4: Intangible Assets

The intangible assets consist of certain telecommunications licenses that are pledged as collateral for the payment of the judgments payable of $65,000 included in accounts payable. The intangible assets were written down to their net realizable value at January 1, 2002, as evidenced by the cash proceeds subsequently received from their sale.

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

Note 5: Notes Payable

A note payable in the principal amount of $175,000 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $94,000 at September 30, 2003.

At September 30, 2003, the Company also had a note payable to a former president of the Company in the principal amount of $120,000, which consists of amounts payable pursuant to an employment agreement. Accrued interest payable on the note was $10,000 at September 30, 2003.

Included in accrued interest payable at September 30, 2003 was $24,000 payable to a former director of the Company.

Note 6: Accrued Compensation

Accrued compensation of $198,000 at September 30, 2003 consists of $33,000 and $165,000 payable pursuant to employment agreements with two former presidents of the Company.

Note 7: Income Taxes

No provision for income taxes has been recorded in the accompanying condensed financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Company's ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards, which could be utilized by the Company.

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

		Weighted Avg.	Basic and
	Loss	Shares	Fully Diluted
	(Numerator)	(Denominator)	Loss Per Share

For the three months ended September 30, 2003	$ (27,000)	4,062,845	$ (0.01)

For the three months ended September 30, 2002	$ (42,000)	4,055,327	$ (0.01)

For the nine months ended September 30, 2003	$ (142,000)	4,062,845	$ (0.03)

For the nine months ended September 30, 2002	$ (139,000)	3,050,451	$ (0.05)

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

Note 10: Supplemental Statement of Cash Flows Information

During the nine months ended September 30, 2003, the Company reduced intangible assets and increased accounts receivable by $30,000.

During the nine months ended September 30, 2002, the Company transferred $120,000 from accrued compensation to notes payable.

Note 11. Subsequent Events

The $25,000 accounts receivable at September 30, 2003 was assigned to a former president of the Company in 2004 in partial payment of compensation payable.

The accrued compensation of $198,000 at September 30, 2003 was paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

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

Results of Operations

During the three months and nine months ended September 30, 2003 and 2002, the Company had no revenues from operations.

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

General and administrative expenses of $21,000 for the three months ended September 30, 2003 consisted of $21,000 of executive compensation accrued pursuant to an employment agreement with a former president of the Company. General and administrative expenses for the nine months ended September 30, 2003 of $125,000 consisted of $63,000 of executive compensation accrued pursuant to an employment agreement with a former president of the Company, and $62,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

By comparison, general and administrative expenses of $37,000 for the three months ended September 30, 2002 consisted of $32,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $5,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings. General and administrative expenses of $123,000 for the nine months ended September 30, 2002 consisted of $105,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $18,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

The Company accrued interest expense of $6,000 and $5,000 on the notes payable to a former director and a former president in the three-month periods ended September 30, 2003 and 2002, respectively, and $17,000 and $16,000 in the nine-month periods ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

At September 30, 2003, the Company's only assets consisted of telecommunications licenses of $120,000 that had been pledged as collateral for judgments payable of $65,000 (included in accounts payable) and accounts receivable of $25,000 resulting from the sale of certain licenses. The remaining licenses were eventually liquidated in 2004, and these judgments payable and certain other obligations of the Company were paid in full. As discussed above, the $25,000 receivable was assigned to a former president of the Company in 2004 in partial satisfaction of compensation payable.

During the three months ended March 31, 2003, the Company received a $5,000 down payment from the sale of telecommunications licenses. This was the only cash receipt of the Company during this period, and was paid directly to a former president of the Company in partial satisfaction of compensation payable.

During the three months ended June 30, 2003, Company received cash proceeds of $200,000 from the sale of telecommunications licenses, and used this cash to pay accounts payable, accrued compensation and general and administrative expenses. This was the only cash receipt of the Company during this period.

In May 2002, the Company issued 2,000,000 shares of its common stock at $.025 per share to a former president of the Company in a private placement transaction in payment of a note payable of $50,000. The proceeds from the note were paid directly to another former president of the Company as a reduction of compensation payable to him.

At September 30, 2003, total current liabilities of $709,000 exceeded total current assets of $25,000, resulting in negative working capital of $684,000. The Company also had a total stockholders' deficit of $564,000 as of September 30, 2003.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through the successful integration of Heritage operations, restructuring its financial arrangements, and obtaining additional outside financing as needed.

In December 2004 and January and February 2005, the Company completed the sale of 1,448,500 shares of its common stock to accredited investors in a private placement transaction. The shares were sold at $1.00 per share, resulting in net proceeds, after offering expenses, of approximately $1,231,000, which funds will be used for general corporate purposes, building and deployment of the Company's wireless network, product development and advertising..

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $94,000 at September 30, 2003. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is subject to various claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

Item 2. Changes in Securities and Use of Proceeds

There were no transactions involving the Company's common stock during the three months or nine months ended September 30, 2003.

Item 3. Defaults Upon Senior Securities

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at September 30, 2003. Interest payable on the note, accrued at an annual rate of 9% per annum, was $94,000 at September 30, 2003. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

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

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2003.

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

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, Timothy E. Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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