Form 10KSB
period 2003-12-31
ADVANCED WIRELESS SYSTEMS INC
filed 2005-05-04
CIK 1088638

_______________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-18958

___________________________

CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.)

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	63-1205304 (I.R.S. Employer Identification No.)

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code (801) 266-9393

Securities registered pursuant to Section 12(b) of the Act None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, Par Value $.001

___________________________

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $33,454,450 as of April 15, 2005.

The number of shares outstanding of the Issuer's $.001 par value Common Stock as of April 15, 2005 was 46,744,588.

Documents Incorporated by Reference

None

CoConnect, Inc.

(Formerly Advanced Wireless Communications, Inc.)

Annual Report on Form 10-KSB

Table of Contents

Part I Page No.

Item 1. Description of Business 1

Item 2. Description of Properties 8

Item 3. Legal Proceedings 9

Item 4. Submission of Matters to a Vote of Security Holders 9

Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters 10

Item 6. Management's Discussion and Analysis of Financial Condition
and Results of Operations 11

Item 7. Financial Statements 14

Item 8. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure 14

Item 8A. Controls and Procedures 14

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(b) of the Exchange Act 15

Item 10. Executive Compensation 18

Item 11. Security Ownership of Certain Beneficial Owners and
Management 18

Item 12. Certain Relationships and Related Transactions 19

Item 13. Exhibits and Reports on Form 8-K 19

Item 14. Principal Accountant Fees and Services 20

Signatures 21

PART I

Item 1. Description of Business

Organization

Item 1. Description of Business

Organization

CoConnect, Inc. (formerly known as Advanced Wireless Communications, Inc.) (the "Company") was incorporated in Alabama in December 1997 to take over the assets of related business involved in reorganizations through bankruptcies. In 1997, we acquired Mobile Limited Liability Company as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile Limited Liability Company. We acquired all of the assets of Digital Wireless Systems ("DWSI") on August 6, 2000, as part of the consummation of DWSI's confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Lack of funding forced us to abandon plans to revive the operations of both companies.

In 2000, we acquired three operating subsidiaries, Daybreak Auto Recovery, Inc., Rap Group and Voltage Vehicles. In 2002, we rescinded these acquisitions, and in October 2004 cancelled the common shares that were to be issued for the acquisitions, which shares had been held in escrow. During 2002 and 2003, the Company had no operations other than to continue its efforts to liquidate certain telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcies.

In August of 2004 we moved our domicile to Nevada and changed our name to Advanced Wireless Communications, Inc.

On October 5, 2004 we signed a definitive agreement with Heritage Communications, Inc. ("Heritage") and acquired an exclusive license for the marketing and distribution of products over Heritage's proprietary high-speed wireless network.

On January 28, 2005, we executed a share exchange agreement with Heritage and its stockholders. The share exchange agreement closed on February 23, 2005 and superseded the exclusive license with Heritage by making Heritage our wholly owned subsidiary.

In February 2005 we changed our name to CoConnect, Inc.

Products

The core of our business is the deployment of our proprietary mobile wireless network, which is currently under development. This high-speed proprietary mobile wireless network is designed to deliver communication products at speeds up to 45 megabits per second, which is comparable to the bandwidth of a DS-3 circuit. If our high-speed network is completed and we are able to deploy it, the delivery of our bandwidth will be virtually seamless due to our super node mesh, which is designed to provide uninterrupted wireless signal coverage throughout a geographic area.

Wireless High-Speed Secure Internet Access

We have designed and own proprietary technology to provide Internet access to residential and business customers. Our wireless high-speed secure Internet access network is designed to facilitate the delivery of wireless Internet to customers in a manner similar to indoor wireless fidelity networks also know as WiFi networks. The design is to provide unlimited customer access to an outdoor high-speed, secure, wireless network from virtually anywhere within a service area where a network has been deployed.

If our high-speed network is completed and we are able to deploy it, it should allow customers to connect at home, at work or anywhere in the coverage area at speeds up to 45 megabits per second. The connections are designed to not be limited to just Internet access. This broadband high-speed network is designed to carry voice, data and video traffic more efficiently than most wired networks. Mobility is also a major advantage of our network design versus a wired network solution. Our network is designed to offer products such as voice, video and data service on both a fixed and mobile bases.

Technology advances and new protocol designs are causing a convergence in the way communication products are being delivered. Networks that once carried only data are now able to deliver a bundle of voice, video and data products. As the products converge onto one network, the network must have the bandwidth to deliver the products. Today's typical wired networks lack the necessary bandwidth.

Even the coax networks on which cable TV companies deliver their products are not capable of providing the complement of new products that seem to be coming almost daily. Content exceeds today's wired bandwidth capabilities. The solution most often discussed by the communications industry is fiber optic networks. However, such networks are very costly and are scheduled to take years to deploy. Our wireless broadband network solution is designed to solve the problem of delivering an ever increasing list of content that is converging onto one network.

We have yet to deploy a high-speed network. However, we have currently deployed a T-1, point to point wireless network in select locations such as Boise, Idaho and St. George, Utah providing up to a 1.5 megabits per second access speed. There is nothing unique about our current network and it does not have the capacity to handle voice over internet protocol ("VoIP") or other products, which we intend to deliver in the future if our high-speed network is completed and we are able to deploy it. Our current, non-unique network is in the process of being upgraded, and will be accessible across most of the populated areas in the state of Utah when completed. We intend to offer a number of products available on our high-speed, mobile, wireless network in rural cities and towns, as well as larger metropolitan areas. In the future, if our high-speed network is successfully built and deployed, we intend to offer a free account with 56 kilobits per second speed for the purpose of increasing awareness of our service and to encourage additional customers accessing at much higher speeds of up to 45 megabits per second.

Voice Over Internet Protocol (VoIP)

VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. In VoIP systems analog voice messages are digitized and transmitted as a stream of data (not sound) packets that are reassembled and converted back into a voice signal at their destination. VoIP allows telephony users to bypass long-distance carrier charges by transporting those data packets just like other Internet information.

We have designed and developed a VoIP soft switch, which will provide the switching and feature requirements for our VoIP service. If our high-speed network is completed and we are able to deploy it, our customers will have access to local and long distance calling services using their Internet connection, without the need to be a telephone company subscriber. Our VoIP services will include phone number portability, which will allow our customers to move their existing telephone number to our service. VoIP customers will be able to enjoy voice service at a comparable quality to the traditional public switch telephone network.

Additional features will include E911, caller identification, call waiting, call forwarding, conferencing voicemail and voicemail notification and access via email. VoIP customers will access our network by attaching an interface unit to their high speed Internet connection. Phones are also now available with a built-in interface unit. This design allows for a telephone to be attached to a laptop via a USB connection. The laptop simply needs a broadband connection to the Internet to initiate telephone service. Interface units can be taken to virtually any broadband connection in the world and used for telephone service as though the customer is at home. VoIP telephone manufacturers are developing new wireless VoIP telephones. These new wireless phones will give our customer telephone mobility similar to a cellular phone from anywhere that they are able to reach our network.

Several calling plans will be available, allowing our customers to choose the plan that fits their calling needs. This service will be priced significantly below comparable services provided by local telephone companies. We are able to provide such prices due to the avoidance of most access charges and regulatory fees. VoIP service is determined by the FCC to be an Enhanced Service, and therefore not subject to such fees.

Video Entertainment and Internet Protocol Television (IPTV)

If our high-speed network is completed and we are able to deploy it, we will be able to offer video service similar to a cable television company via our wireless network. Our customers will be able to access a CATV like signal via an interface unit that will receive a video feed from our broadband network. Our network is also designed to be capable of delivering such services as music library downloads and fully interactive gaming. New developments in Internet protocol television are resulting in further convergence of services onto one broadband network.

Internet protocol television allows users to access "live" television programs and movies. If our high-speed network is completed and we are able to deploy it and launch our Internet protocol television product, our customers should be able to access television programs and movies anytime and anywhere within our metropolitan wireless network while enjoying total wireless mobility.

According to the Diffusion Group, a market research and consulting firm located in Plano, Texas, global Internet protocol television revenue will top $17 billion by 2010. We intend to commercially deploy our Internet Protocol Television, or the distribution of a television service over broadband access lines in the Utah market during fiscal year 2005.

Video-On-Demand (VoD)

Video-On-Demand is a pay-per-view system that allows access to video images in a stored database. Originally, individually requested videos or movies were intended to be delivered in digital form to viewers through their telephone or coax lines. However, such Video-On-Demand services require enormous amounts of bandwidth. We are currently developing an IPTV and VoD system that is delivered over our wireless high-speed secure network, which is under development. When functional, IPTV and VoD products will enable customers to browse and search a database of available movies, presentations or educational material. Customers will be able to have a dedicated copy of a movie at any time with VCR or DVD-like controls.

TV and Radio Subsidiary

On February 28, 2005, we entered into a letter of intent with MB Media Group, Inc. to purchase all of its assets. The proposed asset purchase includes MB Media Group's equipment, radio and TV signal towers, property, vehicles, lease holds, loans, accounts receivable, construction permits and all FCC licenses for Radio Stations FM-KXFF 102.3/92.5 The Fox, FM-KXBN B94.9/96.7, AM-KSUB 590, AM-KNZZ 940, FM-KMXM 107.3, and television stations, Fox Channel 13 St. George Utah, and ABC Las Vegas Affiliate Channel 41, 26, and Cable Channel 20. The agreement was unanimously approved by both our board of directors and that of MB Media Group.

We are attempting to acquire MB Media Group's assets to create an immediate revenue stream. In addition, MB Media Group's 7 towers and 8 FM translator stations and licensed frequency spectrum provide a backbone to deliver our services throughout southern Utah. MB Media Group's assets also include full production facilities. We believe that once these assets are developed and improved, they can be integrated into our business to increase our revenues or some of the assets can be resold at a profit.

We have not closed the agreement, and there are no assurances that we will be able to raise the funds necessary to complete the purchase of the assets. Under the terms of the agreement, we must escrow $100,000 during the 30-day due diligence period. At the end of the 30 days if the parties decide to proceed, we will enter into a Lease Management Agreement/Asset Purchase Agreement wherein we will take over management of MB Media Group's assets pending FCC approval of the transfer. Upon the FCC's approval of the transfer of all licenses, we will have an additional 45 days to pay the $5,800,000 purchase price to MB Media Group.

Sales and Marketing

We intend to sell our products and services through a combination of direct marketing sources such as television commercials, direct mail, radio advertising, press releases, billboards, trade shows, free trials, fundraisers, "tell a friend" referrals and "friends and family" incentives with national affiliates and value-added resellers.

Promotional Offers. We plan to offer free dial up Internet service at (54Kbps) speed to potential new customers for a trial period. We believe the exposure we receive from this free trial campaign will entice our customers to subscribe to our other products and services.

Radio and Television Advertising. We plan to run advertising spots with local radio and television stations and offer promotional discounts to heighten name recognition.

Direct Mail. We intend to mail direct marketing parcels to residential consumers within specific targeted neighborhoods in our future coverage areas. Our initial objective will be to educate, promote brand awareness and drive prospects to our sales-oriented website.

Door Hanger Program. We believe that our products and services lend themselves to neighborhood door hanger programs where advertising is delivered directly to the doorstep of each targeted household. The advertisement will accentuate the competitive advantage points to our system's signal integrity, speed, security, mobility and price point.

Government and Law Enforcement Agencies. Local government and law enforcement agencies within our future network coverage areas are one of the first industries we plan to target. We believe that these agencies may be extremely interested in our mobile high-speed wireless internet service as a means to improve interoffice and mobile communication throughout their jurisdictions.

Other Organizations. Our management believes that our services can be sold as fund raisers for organizations such as schools, sports teams, church groups, library fund drives, etc.

Retail Partnerships. We intend to approach cellular phone retail outlets that market various wireless services to partner with us. We intend to produce a "Retail" package (box) for our VoIP product to be sold in various retail chains throughout the US. We have access to many such chains through our alternate sales channels.

Markets

Today's voice, video and data markets are characterized by rapid technological changes and evolving standards. In addition, these markets are highly competitive. The size of these markets is extremely large. Revenue generated today from the voice, video and data products now being used by customers exceeds $500 billion. Our ability to provide a broadband network that is capable of delivering existing and emerging products positions us very well to penetrate this market and compete even with larger service providers. This is especially true as technology drives more products toward convergence onto one network. During the next few years we will be one of the few companies capable of delivering a bundle of products on one broadband network.

If our high-speed network is completed and we are able to deploy it, we may also be able to deploy the network in international markets. Many parts of the world do not have wired infrastructures to support the growing amount of communications content despite the demand in international markets to access current and emerging voice, video and data products. Our broadband wireless network is designed as a solution for these markets. We believe that our network, if completed and we are able to deploy it, can be built at a fraction of the cost, in a fraction of the time and with more bandwidth than would be realized in a wired solution.

Today's services providers must be able to offer all three services of voice, video and data to be competitive. We believe that cable companies will lose customers to satellite companies until they offer all three products to their customers. Telephone companies currently do not have a video solution. We also believe that they will lose customers to companies that can provide voice, video and data services. Our management believes that companies like ours that offer a bundle of voice, video and data services can enhance customer retention.

Because of our wireless broadband network solution, we have the ability to offer voice, video and data service as well as a bundle of new content which includes video on demand, music download, gaming and a host of new content on the horizon. We expect to have success in retaining customers and building a significant revenue and customer base.

Market Wireless High-Speed Internet Access

High-speed Internet access has taken the lead as the primary method for connecting half of the global Internet population, according to The Face of the Web, the annual study of Internet trends by Ipsos-Insight, a global survey-based marketing research firm. Ipsos-Insight has been tracking Internet developments around the world since 1999. The latest findings based on interviews in thirteen key global markets with more than 7,100 adults, including 3,250 active Internet users, show tremendous pent-up demand for greater digital content and data exchange, a trend that is shaking up the entertainment, technology and communication industries.

Despite the fact that dial-up access is the primary connection type, half of the Internet users already surf at high-speed. Spurring this growth are South Korea, Japan, Germany, Canada and urban areas in China, where almost three out of four people use some form of broadband connection to go online. In the U.S., broadband is catching up with 47% logging on through some form of high-speed connection, the study shows.

The technology known as 802.11, or WiFi technology, (Wireless Fidelity) has already been integrated into the mainstream, and has the potential to equal or surpass even the most successful consumer products of all time. In fact, analysts of WiFi technology, WiFi providers and WiFi companies predict that the current $2 billion wireless WAN and WiFi technology industry should expand at a compounded growth rate of 30 percent to a nearly $6 billion mobile wireless internet industry.

Market Video Entertainment, Internet protocol television and video on demand

(IPTV & VoD)

Video entertainment provided by cable television and satellite companies is nearly a $150 billion market and growing. IPTV and VoD technologies are increasing the amounts of content that are being demanded by the market. Such demand and new technologies are substantially increasing the size of the market. Unlike existing pay-per-view (PPV) and near video-on-demand (NIPTV and VoD) services that require the user to watch a movie title at times determined by the cable operator, IPTV and VoD empowers the consumer to watch it anytime, and as many times, as he wants within a set window of access; usually 24 hours. This on-demand service also allows the user to pause, stop, and start the title at will.

Market VoIP

The market for voice service, which includes long distance, local and cellular service currently exceeds $300 billion. VoIP service is considered a disruptive product. This means that VoIP replaces the traditional methods and technologies for providing voice service. VoIP in a traditional wired delivery method provides for an "any distance" (as opposed to local or long distance) product with more features, conveniences and mobility at half the price of today's services. New wireless VoIP phones currently being developed by telephone manufacturers will find a significant use on our wireless broadband network.

If our high-speed network is completed and we are able to deploy it, we expect that companies that offer only VoIP services will have a difficult time in the long term competing with us if we are able to offer such a broad choice of products. We view VoIP as maturing into a product offer that becomes a revenue opportunity to a core of other entertainment and video products.

Manufacturing and Sources of Supply

Our manufacturing strategy focuses on system integration, system assembly and final system testing and quality control of our products. We outsource printed circuit board and system chassis assembly to third party suppliers. This outsourcing strategy has enabled us to benefit from the manufacturing capabilities of our suppliers who can accommodate significant increases in production volume as necessary. This strategy should permit us to focus on our core competencies of rapid product development and deployment.

Competition

Competition in the Internet services, the wireless Internet services, IPTV and VoD and VoIP products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, features, pricing requirements and rapid technological change. Our principal competitors include corporate giants AOL Time Warner and The Microsoft Network. In addition, we compete with independent national ISPs such as EarthLink and NetZero. Other potential rivals include companies that combine their resources to offer Internet services in conjunction with other services such as Yahoo!, SBC Internet Services, and Walmart.com. Other sources of competition include national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

The Internet services, and the wireless Internet services, IPTV, VoD and VoIP products industries are undergoing periods of consolidation in which companies, including some of our competitors, are participating in business combinations. These combinations may result in the emergence of competitors who have larger market shares, customer base, sales forces and product offerings and greater technology marketing expertise than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us.

Competition in the future may force us to lower product prices and add new products and features at lower prices, or we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment, and lower prices and reduced demand for our products would reduce our ability to generate revenue.

Research and Development

The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers that resolve the limitations of current Internet services, IPTV and VoD and VoIP products. Our efforts are also focused on increasing the functionality and reducing the cost of our current products.

Trademarks

We have no registered trademarks.

The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers that resolve the limitations of current Internet services, IPTV and VoD and VoIP products. Our efforts are also focused on increasing the functionality and reducing the cost of our current products.

Trademarks

We have no registered trademarks.

Proprietary Rights

CoConnect's future success and ability to compete are dependent, in part, upon our proprietary technology. We rely on proprietary technology, trade secrets, trademark and copyright law to protect our intellectual property. We have licenses to no U.S. patents issued by the U.S. Patent and Trademark Office. In addition, we cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying our technology, designing around our patents or otherwise obtaining and using our products, designs or other information. In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology. Furthermore, we believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

In addition to proprietary technology, we rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise, all of which are protected in part by confidentiality agreements with our employees and consultants and whenever possible, our suppliers. We cannot make any assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our unpatented proprietary intellectual property will not otherwise become known or independently discovered by competitors. We also cannot make any assurances that persons not bound by an invention assignment agreement will not develop relevant inventions.

Many participants in the Internet services, IPTV and VoD and VoIP products market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we receive notices relating to alleged infringement. In some cases, we have not received subsequent communications after responding to the initial claim. In some cases, we have resolved the matters on commercially reasonable terms. However, we cannot be sure that future claims will be resolved on such terms and failure to resolve such claims on such terms could result in a material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

Personnel

As of April 15, 2005, we had 31 employees. None of our employees are represented by a union or subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Item 2. Description of Properties

The Company owns a building with approximately 1,900 square feet located at 225 East 2100 South, Salt Lake City, Utah 84115, currently used as our data center.

The Company leases an office facility located at 480 East 6400 South, Suite 230, Salt Lake City, Utah 84107-7595. This property of approximately 3,275 square feet, houses the Company's headquarters and its administrative offices.

The Company leases a telecommunications facility with approximately 1,500 square feet located at 345 North 2450 East #213, St. George, Utah.

The Company also leases an office/warehouse facility with approximately 6,500 square feet located at 14725 South Heritage Crest Way, Bluffdale, Utah 84065.

Item 3. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $114,000 at December 31, 2004. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is subject to various claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CNTI.PK." The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock. The closing prices have been adjusted to give retroactive effect to our 101 reverse stock split completed in October 2004.

_____Closing Prices____

Fiscal Year Ended December 31 High Low

2002 First Quarter {a} {a}

Second Quarter $0.15 $0.40

Third Quarter $0.20 $0.30

Fourth Quarter $0.20 $0.30

2003 First Quarter $0.12 $0.30

Second Quarter $0.12 $0.25

Third Quarter $0.11 $0.24

Fourth Quarter $0.10 $0.15

2004 First Quarter $0.10 $0.16

Second Quarter $0.12 $0.25

Third Quarter $0.12 $0.80

Fourth Quarter $0.06 $3.10

{a} closing prices not available.

On April 15, 2005, the closing quotation for our common stock was $1.70 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of April 15, 2005 was 4,600, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends.

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans.

We currently do not have any stock option or other equity compensation plans.

(e) Recent sales of unregistered securities.

During November and December 2004, and January and February 2005, the Company completed the sale of 1,448,500 shares of its restricted common stock at a purchase price of $1.00 per share through a private placement transaction with accredited investors. After sales commissions to placement agents of 15% and other offering costs estimated at 5%, the Company received approximately $1,231,000 in net proceeds. In making these sales, the Company relied on the exemptions from the registration requirements of Section 5 provided by Section 4(2), Regulation D, and Regulation S. The Company intends to use the proceeds for working capital and general corporate purposes.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the fourth quarter of fiscal year 2003, neither the Company nor any of its affiliates purchased any equity securities of the Company.

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

Results of Operations

During the years ended December 31, 2003 and 2002, the Company had no revenues from operations.

During January 2003, the Company entered into an agreement to sell certain of its telecommunications licenses for $30,000. The Company received a down payment of $5,000 cash and recorded an account receivable for the $25,000 balance. The $25,000 receivable was assigned to a former president of the Company in 2004 in partial satisfaction of compensation payable. No gain or loss was recorded on this transaction.

During June 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $200,000. The Company received cash proceeds of $200,000, and used this cash to pay accounts payable, accrued compensation and general and administrative expenses. No gain or loss was recorded in this transaction.

Total costs and expenses of $183,000 for the year ended December 31, 2003 consisted of $121,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $62,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

By comparison, total costs and expenses of $167,000 for the years ended December 31, 2002 consisted of $136,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $31,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

The Company accrued interest expense of $22,000 and $21,000 on the notes payable to a former director and a former president in the years ended December 31, 2003 and 2002, respectively.

No provision for income taxes has been recorded in the accompanying financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Company's ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards, which could be utilized by the Company.

Liquidity and Capital Resources

At December 31, 2003, the Company's only assets consisted of telecommunications licenses of $120,000 that had been pledged as collateral for judgments payable of $65,000 (included in accounts payable) and accounts receivable of $25,000 resulting from the sale of certain licenses. The remaining licenses were eventually liquidated in 2004, and these judgments payable and certain other obligations of the Company were paid in full. As discussed above, the $25,000 receivable was assigned to a former president of the Company in 2004 in partial satisfaction of compensation payable.

In January 2003, the Company received a $5,000 down payment from the sale of telecommunications licenses, which was paid directly to a former president of the Company in partial satisfaction of compensation payable.

In June 2003, Company received cash proceeds of $200,000 from the sale of telecommunications licenses, and used this cash to pay accounts payable, accrued compensation and general and administrative expenses.

In the first quarter of 2002, the Company received $50,000 from a loan from a former president of the Company. The loan was repaid with the issuance of 2,000,000 shares of the Company's common stock. The loan proceeds were paid directly to another past president of the Company in partial satisfaction of accrued compensation payable.

At December 31, 2003, total current liabilities of $772,000 exceeded total current assets of $25,000, resulting in negative working capital of $747,000. The Company also had a total stockholders' deficit of $627,000 as of December 31, 2003.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through the successful integration of Heritage operations and other business acquisitions, restructuring its financial arrangements, and obtaining additional outside financing as needed.

During November and December 2004, and January and February 2005, the Company completed the sale of 1,448,500 shares of its restricted common stock at a purchase price of $1.00 per share through a private placement transaction with accredited investors. After sales commissions to placement agents of 15% and other offering costs estimated at 5%, the Company received approximately $1,231,000 in net proceeds. The Company intends to use the proceeds for working capital and general corporate purposes.

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QKB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7. Financial Statements

The financial statements of the Company required by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1 for the consolidated financial statements of the Company included in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In January 2005, the Company engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as its independent registered accountants to audit its financial statements for the years ended December 31, 2002, 2003 and 2004. No services were rendered by other independent accountants during these years.

Merrill Mazza, Certified Public Accountant, rendered audit and other services to the Company prior to 2002. There were no disagreements over accounting and auditing matters, or financial disclosure, with Mr. Mazza.

Item 8A. Controls and Procedures

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

(B) Changes in internal controls

Other than the matter discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Our current management team consists of the following individuals. In the next 12 months other management positions will be filled as additional funding is raised, and as deemed necessary by the board of directors. The board of directors presently consists of three members. Each of our board members has a vote on all matters properly before the board. Each board member has a single vote and no board member possesses veto power in his capacity as a board member.

Officers

Name Age Position

Officers

 Tim Thayne 37 President and chief executive officer

Joseph P. Leverich 56 Chief financial officer,

Dean H. Becker 51 Secretary and treasurer

Jerry Warnick 54 Executive vice president, chief operating officer

 Board of Directors

 Robert B. Thele 64 Chairman of the board of directors

Tim Thayne 37 Member board of directors

Jerry Warnick 54 Member board of directors

 Tim Thayne, president, chief executive officer and member of the board of directors, age 37, began his career in technology in 1986. He has extensive experience with database applications and software development including commercial Web-based applications. With Dell Computer, Mr. Thayne completed a major transition of combining two Sales Configuration Management Systems into one. Mr. Thayne is currently responsible for the development management of systems.

Joseph P. Leverich, chief financial officer, age 56, is the president of The Leverich Group, a CPA firm located in Salt Lake City, Utah that services primarily local, privately held businesses. Mr. Leverich manages and supervises audits, reviews and compilations for over one hundred clients and serves as a consultant on management issues and financial matters. Mr. Leverich also performs forensic and investigative auditing services for corporate entities. Mr. Leverich serves as an advisor for corporate merger and restructuring. Mr. Leverich received a B.S. in accounting from the University of Utah.

Dean H. Becker, secretary and treasurer, age 51, is currently a director in a number of publicly held corporations. He was a practicing attorney from 1979 through 2001 when he resigned from the active practice of law and devoted his time to business matters such as COO of North American Diabetes Systems specializing in treating diabetics; vice-president of Dazzling Bright Marketing, Inc. involved with building dental practices; and president of MedxLink which, subsequent to his departure, merged with Particle Drilling Technologies, a developer of a patented particle impact drilling technology for use in oil and gas exploration, in January 2005.

Jerry Warnick, executive vice president, chief operating officer and member of the board of directors, age 54, has over 25 successful years selling and marketing in the telecommunications industry. While selling for and as a Branch Manager for Centel Corp. of Phoenix, Arizona, Jerry sold large Voice/Data Networks to Arizona Public Service (Palo Verde Nuclear Generating Station), McDonnell Douglas Helicopter, the Arizona Department of Corrections, Hughes Aircraft, and many others. As a Branch Director for MCI, Jerry managed over 50 Sales People in Arizona and New Mexico accounting for over $95 Million in annual revenues. Jerry has held senior management positions with MCI, Cable & Wireless, Cleartel, LCI, and Qwest. He has recently managed an Alternate Channel program with over 700 agent companies, distributing prepaid calling products (including Calling Cards, Prepaid Cellular, Local Telephone Service, and Prepaid Internet) and services to over 30,000 retail stores.

Robert B. Thele, chairman of the board of directors, age 64, is a business consultant specializing in acquisitions, mergers, start-ups and corporate re-structuring. Mr. Thele served as president and CEO of American Sports Product Group between 1996 and 2001. During his tenure at American Sports Product Group, the company's gross sales increased from $10 million to over $200 million dollars in five years. Prior to his tenure at American Sports Product Group, Mr. Thele served as the president and CEO of Covey Leadership Center wherein he was awarded the prestigious Fortune Magazines 1993' Entrepreneur of the Year' Award. During his eight-year tenure as president and CEO at Covey Leadership Center, it increased sales from $1 million to over $ 80 million, and expanded the business to 36 countries.

Prior Management

During the periods from December 2000 through February 2002, and from June 2002 through October 22, 2004, we had an employment agreement with Stanley F. Wilson who served as our president and chief executive officer. Mr. Wilson was compensated at the rate of $85,000 per year plus certain amounts payable in common stock of the Company, pursuant to employment agreements.

Stanley Wilson, age 57, received his BA Degree from Arizona State University and his Juris Doctor Degree from the University of Nebraska. Since his graduation from Law School, Mr. Wilson has worked in the public sector as an Assistant City Attorney, and Governor appointed County Court Judge. In 1979, he switched gears and entered the private sector as General Counsel for the Nebraska New Car & Truck Dealers Association. Since taking his first automotive group public in 1993, Mr. Wilson has been focused and fully engaged in mergers and acquisitions primarily involving public companies and the automobile industry.  This specialization has taken the form of a general law practice focusing on the representation of franchised dealers, general counsel to statewide dealer associations, industry lobbyist, legal counsel to individual dealers and dealer corporations, President of a publicly-traded automotive holding company, and CEO of sub-prime finance companies (both public and private).  Since Founding SFW Mergers, Inc. in 1994, Mr. Wilson has facilitated numerous transactions in all areas including telecommunications, oil & gas, merchant banking, specialty finance and insurance and all aspects of the retail automotive industry

Communications Between Shareholders and the Board of Directors

Our board of directors has not adopted a formal procedure that shareholders must follow to send communications directly to it. The board of directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate. Shareholders can send communication to the board of directors in writing to

CoConnect, Inc.

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

Attention of Board of Directors

We did not hold an annual meeting of shareholders during the fiscal years ended December 31, 2003 and 2004.

Committees of the Board of Directors

The three members of our board of directors, each of whom are not deemed independent, currently serve as the Audit Committee, Compensation Committee and Nominating Committee of the Board.

The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent auditors, including recommending the selection of the independent auditors.

None of our board committees has developed a written charter.

Code of Ethics

We have not written and published a formal code of ethics or professional conduct.

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities by our president and executive officer (the "Named Executive Officer") for the years ended December 31, 2004, 2003 and 2002. No other officers were paid in excess of $100,000 during the year ended June 30, 2004.

					Long-Term Compensation
					Restricted	Securities
		Annual Compensation			Stock	Underlying
Name and Position	Year	Salary	Bonus	Other	Awards	Options	Other

Stanley F. Wilson	2004	$68,699	$ -	$ -	$ -	-	$ -
	2003	$85,000	$ -	$ -	$ -	-	$ -
	2002	$65,575	$ -	$ -	$40,017	-	$ -

Option/SAR Grants in Fiscal Year 2004

We granted no stock options or stock appreciation rights during the year ended December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of April 15, 2005 by each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
  each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 46,744,588 shares of common stock outstanding as of April 15, 2005.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of SharesOutstanding

Dean H. Becker (1)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

David Thayne (2)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

Tim Thayne (3)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

Jerry Warnick (4)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

	10,000,000 7,782,750 7,782,750 1,500,000	21.4% (6) 16.6% (6) 16.6% 3.2%
All current directors and executive officers as a group (3 persons) (5)	19,282,750	41.3% (6)

  Dean H. Becker is our secretary/treasurer and a former member of our board of directors.
  David Thayne, through Alaska Dreams, L.L.C., a Nevada limited liability company, owns 6,282,750 shares of our common stock and owns an additional 1,500,000 shares of our common stock in his name. Mr. Thayne was president and chief executive officer of Heritage, but has never held a management position in CoConnect.
  Tim Thayne, through Alaska Dreams, L.L.C., a Nevada limited liability company, owns 6,282,750 shares of our common stock and owns an additional 1,500,000 shares of our common stock in his name. Tim Thayne is our president and chief executive officer and a member of our board of directors.
  Jerry Warnick is our chief operating officer, executive vice president and a member of our board of directors.
  Our remaining officers and directors, Robert B. Thele and Joseph Leverich do not currently own any shares of our common stock.
  David Thayne has a proxy to vote the 10,000,000 shares owned by Dean Becker. As a result, Mr. Thayne controls 38.0% of the voting power of our common stock.

Item 12. Certain Relationships and Related Transactions.

David Thayne and Tim Thayne are brothers. We have nothing further to report under this item.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

11 Statement recomputation of per share earnings (included in notes to the financial statements).

31.1 Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) (this filing).
      Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

(b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The Company paid its prior independent accountant, Merrill Mazza, $23,095 during 2004 for audit and audit related services performed by Mr. Mazza prior to the year ended December 31, 2002.

No fees were incurred to the Company's current independent accountants, Chisholm, Bierwolf and Nilson, LLC, during the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.)

Dated May 2, 2005

By /s/ Timothy E. Thayne____________

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

COCONNECT, INC.

(Formerly Advanced Wireless Communications, Inc.)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm F-2

Balance Sheet F-3

Statements of Operations F-4

Statements of Stockholders' Deficit F-5

Statements of Cash Flows F-6

Notes to Financial Statements F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of CoConnect, Inc.

We have audited the balance sheet of CoConnect, Inc. (the Company) as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, has a stockholders' deficit and has a net working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf and Nilson, LLC

Bountiful, Utah

April 4, 2005

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Balance Sheet December 31, 2003

Assets

Current assets
Accounts receivable	$ 25,000

Other assets Intangible assets	120,000

Total assets	$ 145,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$ 88,000
Accrued interest payable	134,000
Notes payable	295,000
Accrued compensation	255,000

Total current liabilities	772,000

Commitments and contingencies

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 4,062,845 shares issued and outstanding	4,000
Additional paid-in capital	6,700,000
Accumulated deficit	(7,331,000)

Total stockholders' deficit	(627,000)

Total liabilities and stockholders' deficit	$ 145,000

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Operations

	Year Ended December 31,
	2003	2002
Revenues	$ -	$ -

Costs and expenses
Executive compensation	121,000	136,000
Legal fees	62,000	31,000

Total costs and expenses	183,000	167,000

Loss from operations	(183,000)	(167,000)

Other expense interest expense	(22,000)	(21,000)

Loss before income taxes	(205,000)	(188,000)

Provision for income taxes	-	-

Net loss	$ (205,000)	$ (188,000)

Net loss per share basic and diluted	$ (0.05)	$ (0.06)

Weighted average number of common shares
outstanding basic and diluted	4,062,845	3,305,630

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Stockholders' Deficit Years Ended December 31, 2003 and 2002
	Common Stock $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	AccumulatedDeficit	Total

Balance, January 1, 2002	2,062,845	$ 2,000	$ 6,652,000	$ (6,938,000)	$ (284,000)
Shares issued for conversion of note payable at $.025 per share	2,000,000	2,000	48,000	-	50,000
Net loss, December 31, 2002	-	-	-	(188,000)	(188,000)

Balance, December 31, 2002	4,062,845	4,000	6,700,000	(7,126,000)	(422,000)
Net loss, December 31, 2003	-	-	-	(205,000)	(205,000)

Balance, December 31, 2003	4,062,845	$ 4,000	$ 6,700,000	$ (7,331,000)	$ (627,000)

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Cash Flows

	Year Ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$ (205,000)	$ (139,000)
Adjustments to reconcile net loss to net cash used in
operating activities
Increase (decrease) in
Accounts payable	(118,000)	18,000
Accrued compensation	96,000	55,000
Accrued interest payable	22,000	16,000

Net cash used in operating activities	(205,000)	(50,000)

Cash flows from investing activities
Proceeds from the sale of intangible assets	205,000	-

Net cash provided by operating activities	205,000	-

Cash flows from financing activities
Proceeds from note payable to officer	-	50,000

Net cash provided by financing activities	-	50,000

Net increase (decrease) in cash	-	-
Cash beginning of year	-	-

Cash, end of year	$ -	$ -

Cash paid for
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)

Notes to Financial Statements

Note 1 Organization

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

Note 2 Basis of Presentation and Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations primarily from the issuance of debt, the sale of the Company's restricted common stock in private placement transactions, and the sale of telecommunications licenses. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company's debt obligations.

Note 3 Accounting Changes

After emerging from Chapter 11 Reorganization in 2000, and after rescinding the acquisitions discussed in Note 1 above, the Company was essentially inactive. The Company removed the assets and liabilities relating to the rescinded acquisitions, adjusted its balance sheet to reflect only those identifiable assets and liabilities that had remained after the Chapter 11 Reorganization, recorded its common stock at par value, and gave retroactive effect to the cancellation of the shares of the Company's common stock to be issued in the rescinded acquisitions and to the reverse stock split discussed in Note 11 below. The net effect of these accounting changes was to present the Company's balance sheet with the following accounts and balances at January 1, 2002

Assets Intangible assets	$ 350,000

Current liabilities
Accounts payable	$ 175,000
Accrued compensation	193,000
Accrued interest payable	91,000
Note payable	175,000
Total current liabilities	634,000

Stockholders' deficit
Common stock	2,000
Additional paid-in capital	6,652,000
Accumulated deficit	(6,938,000)
Total stockholders' deficit	(284,000)

Total assets and stockholders, deficit	$ 350,000

Note 4 Intangible Assets

The intangible assets consist of certain telecommunications licenses that are pledged as collateral for the payment of the judgments payable of $65,000 at December 31, 2003 included in accounts payable. The intangible assets were written down to their net realizable value at January 1, 2002, as evidenced by the cash proceeds subsequently received from their sale.

In January 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $30,000. The Company received a down payment of $5,000 cash and recorded an account receivable for the $25,000 balance. No gain or loss was recorded in this transaction.

In June 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $200,000. The Company received cash proceeds of $200,000, and used this cash to pay accounts payable, accrued compensation and general and administrative expenses. No gain or loss was recorded in this transaction.

Note 5 Notes Payable

A note payable in the principal amount of $175,000 at December 31, 2003 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $98,000 at December 31, 2003.

At December 31, 2003, the Company also had a note payable to a former president of the Company in the principal amount of $120,000, which consists of amounts payable pursuant to an employment agreement. Accrued interest payable on the note was $12,000 at December 31, 2003.

Included in accrued interest payable at December 31, 2003 was $24,000 payable to a former director of the Company.

Note 6 Accrued Compensation

Accrued compensation of $255,000 at December 31, 2003 consists of $69,000 and $186,000 payable pursuant to employment agreements with two former presidents of the Company.

Note 7 Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Company's ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards, which could be utilized by the Company.

Note 8 Loss per Share

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

		Weighted Avg.	Basic and
	Loss	Shares	Fully Diluted
	(Numerator)	(Denominator)	Loss Per Share

For the year ended December 31, 2003	$ (205,000)	4,062,845	$ (0.05)

For the year ended December 31, 2002	$ (188,000)	3,305,630	$ (0.06)

Note 9 Stockholders' Deficit

In May 2002, the Company issued 2,000,000 shares of its common stock at $.025 per share to a former president of the Company in a private placement transaction in payment of a note payable of $50,000. The proceeds from the note were paid directly to another former president of the Company as a reduction of compensation payable to him.

Note 10 Supplemental Statement of Cash Flows Information

During the year ended December 31, 2003, the Company reduced intangible assets and increased accounts receivable by $30,000.

During the year ended December 31, 2002, the Company transferred $120,000 from accrued compensation to notes payable.

Note 11 Subsequent Events

The $25,000 accounts receivable at December 31, 2003 was assigned to a former president of the Company in 2004 in partial payment of compensation payable.

The accrued compensation of $255,000 at December 31, 2003 was paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

The note payable to a former president for $120,000 and all accrued interest were paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

In October 2004, the Company completed a 101 reverse stock split of its common stock. The Company has given retroactive effect to the reverse stock split in each of the periods presented.

Also in October 2004, the Company cancelled 2,617,293 shares of its common stock that were to be issued in the rescinded acquisitions discussed in Note 1. The Company has given retroactive effect to the cancellation of these common shares in each of the periods presented.

Note 12. Recently Issued Accounting Pronouncements

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have an impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a 15(e) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy E. Thayne, certify that

1. I have reviewed this annual report on Form 10-K of CoConnect, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions)

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 2, 2005 /s/ Timothy E. Thayne

(Date) Timothy E. Thayne

President (principal executive and financial officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual report of CoConnect, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, Timothy Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge

    The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
    The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 2, 2005 /s/ Timothy E. Thayne

(Date) Timothy E. Thayne

President (principal executive and financial officer)