Form 10QSB
period 2004-03-31
ADVANCED WIRELESS SYSTEMS INC
filed 2005-05-04
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Transitional Small Business Disclosure Format Yes [ ] No [X

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.)

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, March 31, 2004 (unaudited) 2

Condensed Statements of Operations for the Three Months

ended March 31, 2004 and 2003 (unaudited) 3

Condensed Statements of Cash Flows for the Three Months

ended March 31, 2004 and 2003 (unaudited) 4

Notes to Condensed Financial Statements (unaudited) 5

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 9

Item 3. Controls and Procedures 11

Part II - OTHER INFORMATION

Item 1. Legal Proceedings 12

Item 2. Changes in Securities and Use of Proceeds 12

Item 3. Defaults Upon Senior Securities 12

Item 4. Submission of Matters to a Vote of Security Holders 12

Item 5. Other Information 12

Item 6. Exhibits and Reports on Form 8-K 12

SIGNATURES 14

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Balance Sheet
As of March 31, 2004

Assets	(Unaudited)

Current assets Accounts receivable	$ 25,000
Intangible assets	120,000

Total assets	$ 145,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 88,000
Accrued compensation	279,000
Accrued interest payable	139,000
Notes payable	295,000

Total current liabilities	801,000

Commitments and contingencies

Stockholders' Deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 4,062,845 shares issued and outstanding	4,000
Additional paid-in capital	6,700,000
Accumulated deficit	(7,360,000)

Total stockholders' deficit	(656,000)

Total liabilities and stockholders' deficit	$ 145,000

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Operations
Three Months Ended March 31,

	(Unaudited)
	2004	2003
Revenues	$ -	$ -

Costs and expenses:
General and administrative expenses	24,000	32,000

Loss from operations	(24,000)	(32,000)

Other expense interest expense:	(5,000)	(5,000)

Loss before income taxes	(29,000)	(37,000)

Provision for income taxes	-	-

Net loss	$ (29,000)	$ (37,000)

Net loss per share basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares
outstanding basic and diluted	4,062,845	4,062,845

The accompanying notes are an integral part of these condensed financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Condensed Statements of Cash Flows
Three Months Ended March 31,

	(Unaudited)
	2004	2003
Cash flows from operating activities:
Net loss	$ (29,000)	$ (37,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase (decrease) in:
Accounts payable	-	11,000
Accrued compensation	24,000	16,000
Accrued interest payable	5,000	5,000

Net cash used in operating activities	-	(5,000)

Cash flows from investing activities:
Proceeds from the sale of intangible assets	-	5,000

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-

Net increase (decrease) in cash	-	-
Cash beginning of period	-	-

Cash, end of period	$ -	$ -

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

The interim financial information of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected in the future.

Note 3: Intangible Assets

The intangible assets consist of certain telecommunications licenses that are pledged as collateral for the payment of judgments payable of $65,000 included in accounts payable. The intangible assets were written down to their net realizable value, as evidenced by the cash proceeds subsequently received from their sale.

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

Note 4: Notes Payable

A note payable in the principal amount of $175,000 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $102,000 at March 31, 2004.

At March 31, 2004, the Company also had a note payable to a former president of the Company in the principal amount of $120,000, which consists of amounts payable pursuant to an employment agreement. Accrued interest payable on the note was $13,000 at March 31, 2004.

Included in accrued interest payable at March 31, 2004 was $24,000 payable to a former director of the Company.

Note 5: Accrued Compensation

Accrued compensation of $279,000 at March 31, 2004 consists of $72,000 and $207,000 payable pursuant to employment agreements with two former presidents of the Company.

Note 6: Income Taxes

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

Note 7: Loss per Share

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

		Weighted Avg.	Basic and
	Loss	Shares	Fully Diluted
	(Numerator)	(Denominator)	Loss Per Share

For the three months ended March 31, 2004	$ (29,000)	4,062,845	$ (0.01)

For the three months ended March 31, 2003	$ (37,000)	4,062,845	$ (0.01)

Note 8: Supplemental Statement of Cash Flows Information

During the three months ended March 31, 2003, the Company reduced intangible assets and increased accounts receivable by $30,000.

Note 9: Subsequent Events

The $25,000 accounts receivable at March 31, 2004 was assigned to a former president of the Company in the third quarter of 2004 in partial payment of compensation payable.

The accrued compensation of $279,000 at March 31, 2004 was paid in full in the fourth quarter of 2004 through the issuance of common stock of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Note 1 to the Condensed Financial Statements, the Company had no operations during 2002, 2003 and the first three quarters of 2004 other than the continuation of efforts to liquidate its telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcy proceedings. The acquisitions of three operating subsidiaries in 2000 previously reported in the Company's filings with the Securities and Exchange Commission were rescinded.

Results of Operations

During the three months ended March 31, 2004 and 2003, the Company had no revenues from operations.

During 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $30,000. The Company received a down payment of $5,000 cash and recorded an account receivable for the $25,000 balance. The $25,000 receivable was assigned to a former president of the Company in the third quarter of 2004 in partial satisfaction of compensation payable. No gain or loss was recorded in this transaction.

Also during 2003, the Company entered into an agreement to sell certain of the telecommunications licenses for $200,000. The Company received cash proceeds of $200,000, and used this cash to pay accounts payable, accrued compensation and general and administrative expenses. No gain or loss was recorded in this transaction.

General and administrative expenses for the three months ended March 31, 2004 consisted of $24,000 of executive compensation accrued pursuant to an employment agreement with a former president of the Company.

By comparison, general and administrative expenses of $32,000 for the three months ended March 31, 2003 consisted of $21,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $11,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

The Company accrued interest expense of $5,000 on the notes payable to a former director and a former president in each of the three-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

At March 31, 2004, the Company's only assets consisted of telecommunications licenses of $120,000 that had been pledged as collateral for judgments payable of $65,000 (included in accounts payable) and accounts receivable of $25,000 resulting from the sale of certain licenses. The remaining licenses were eventually liquidated in the second quarter of 2004, and these judgments payable and other obligations of the Company were satisfied in full. As discussed above, the $25,000 receivable was assigned to a former president of the Company in the third quarter of 2004 in partial satisfaction of compensation payable.

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

At March 31, 2004, total current liabilities of $801,000 exceeded total current assets of $25,000, resulting in negative working capital of $776,000. The Company also had a total stockholders' deficit of $656,000 as of March 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $102,000 at March 31, 2004. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is subject to various claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

Item 2. Changes in Securities and Use of Proceeds

There were no transactions involving the Company's common stock during the three months ended March 31, 2004.

Item 3. Defaults Upon Senior Securities

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at March 31, 2004. Interest payable on the note, accrued at an annual rate of 9% per annum, was $102,000 at March 31, 2004. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

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

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2004.

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

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended March 31, 2004, Timothy E. Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      the quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
      the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

May 2, 2005

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended March 31, 2004, Timothy E. Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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