Form 10KSB
period 2004-12-31
ADVANCED WIRELESS SYSTEMS INC
filed 2005-05-04
CIK 1088638

_______________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer's telephone number, including area code: (801) 266-9393

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Market: Wireless High-Speed Internet Access

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

Market: Video Entertainment, Internet protocol television and video on demand

(IPTV  VoD)

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

Market: VoIP

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

Competition

Competition in the Internet services, the wireless Internet services, IPTV and VoD and VoIP products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, features, pricing requirements and rapid technological change. Our principal competitors include corporate giants AOL Time Warner and The Microsoft Network. In addition, we compete with independent national ISPs such as EarthLink and NetZero. Other potential rivals include companies that combine their resources to offer Internet services in conjunction with other services such as Yahoo!, SBC Internet Services, and Walmart.com. Other sources of competition include national communications companies and local exchange carriers such as ATT WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CNTI.PK." The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock. The closing prices have been adjusted to give retroactive effect to our 10:1 reverse stock split completed in October 2004.

_____Closing Prices____

Fiscal Year Ended December 31: High Low

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

During November 2004, the Company issued a total of 10,360,000 shares of its restricted common stock to two former presidents in payment of accrued compensation related obligations totaling $410,000. In making these share issuances, the Company relied on the exemptions from the registration requirements of Section 5 provided by Section 4(2), Regulation D, and Regulation S.

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

During the fourth quarter of fiscal year 2004, neither the Company nor any of its affiliates purchased any equity securities of the Company.

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

Results of Operations

During the years ended December 31, 2004 and 2003, the Company had no revenues from operations.

In June 2004, the Company entered into an agreement to sell for $120,000 the remaining telecommunications licenses that survived the bankruptcy proceedings of 2000. Of the proceeds, $15,000 was paid directly to a former president of the Company as a reduction of accrued compensation payable, with the balance paid directly to creditors with judgments payable or trade accounts payable. All judgments payable from the bankruptcy proceedings were paid in full. No gain or loss was recorded in this transaction.

Total costs and expenses of $258,000 for the year ended December 31, 2004 consisted of $72,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, $26,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings, and $160,000 in other general and administrative expenses incurred in preparation for the acquisition of Heritage and further expansion of Company activities.

Total costs and expenses of $183,000 for the year ended December 31, 2003 consisted of $121,000 of executive compensation accrued pursuant to employment agreements with two former presidents of the Company, and $62,000 of legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings.

The Company accrued interest expense of $21,000 and $22,000 on the notes payable to a former director and a former president in the years ended December 31, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

As discussed above, in June 2004, the Company entered into an agreement to sell for $120,000 the remaining telecommunications licenses that survived the bankruptcy proceedings of 2000. Of the proceeds, $15,000 was paid directly to a former president of the Company as a reduction of accrued compensation payable, with the balance paid directly to creditors with judgments payable or trade accounts payable. All judgments payable from the bankruptcy proceedings were paid in full.

Through December 31, 2004, the Company sold 625,000 shares of its common stock in a private placement with accredited investors, receiving gross proceeds of $625,000. Offering costs related to the private placement incurred through December 31, 2004 were $38,000, which amount was recorded as a reduction of additional paid-in capital. In January and February 2005, the Company completed the sale of a total of 1,448,500 shares of its restricted common stock at a purchase price of $1.00 per share through the private placement transaction with accredited investors. After sales commissions to placement agents of 15% and other offering costs estimated at 5%, the Company received approximately $1,231,000 in net proceeds. The Company intends to use the proceeds for working capital and general corporate purposes.

During the year ended December 31, 2004, the Company used net cash of $338,000 in operating activities.

During the year ended December 31, 2004, the Company used net cash of $261,000 in investing activities. The Company paid Heritage $361,000 for intangible assets and advanced Heritage $20,000. These uses of cash were offset by the $120,000 proceeds from the sale of intangible assets discussed above.

During the year ended December 31, 2004, net cash provided by financing activities was $606,000, consisting of the net proceeds from the sale of common stock in a private placement.

At December 31, 2004, the Company had current assets of $30,000, including cash of $7,000, and current liabilities of $319,000, resulting in a working capital deficiency of $289,000. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in the private placement through December 31, 2004, the Company was able to report total stockholders' equity of $92,000 at December 31, 2004.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through the successful integration of Heritage operations and other business acquisitions, restructuring its financial arrangements, and obtaining additional outside financing as needed.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In January 2005, the Company engaged Chisholm, Bierwolf  Nilson, LLC, Certified Public Accountants, as its independent registered accountants to audit its financial statements for the years ended December 31, 2002, 2003 and 2004. No services were rendered by other independent accountants during these years.

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

Jerry Warnick, executive vice president, chief operating officer and member of the board of directors, age 54, has over 25 successful years selling and marketing in the telecommunications industry. While selling for and as a Branch Manager for Centel Corp. of Phoenix, Arizona, Jerry sold large Voice/Data Networks to Arizona Public Service (Palo Verde Nuclear Generating Station), McDonnell Douglas Helicopter, the Arizona Department of Corrections, Hughes Aircraft, and many others. As a Branch Director for MCI, Jerry managed over 50 Sales People in Arizona and New Mexico accounting for over $95 Million in annual revenues. Jerry has held senior management positions with MCI, Cable  Wireless, Cleartel, LCI, and Qwest. He has recently managed an Alternate Channel program with over 700 agent companies, distributing prepaid calling products (including Calling Cards, Prepaid Cellular, Local Telephone Service, and Prepaid Internet) and services to over 30,000 retail stores.

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

Stanley Wilson, age 57, received his BA Degree from Arizona State University and his Juris Doctor Degree from the University of Nebraska. Since his graduation from Law School, Mr. Wilson has worked in the public sector as an Assistant City Attorney, and Governor appointed County Court Judge. In 1979, he switched gears and entered the private sector as General Counsel for the Nebraska New Car  Truck Dealers Association. Since taking his first automotive group public in 1993, Mr. Wilson has been focused and fully engaged in mergers and acquisitions primarily involving public companies and the automobile industry.  This specialization has taken the form of a general law practice focusing on the representation of franchised dealers, general counsel to statewide dealer associations, industry lobbyist, legal counsel to individual dealers and dealer corporations, President of a publicly-traded automotive holding company, and CEO of sub-prime finance companies (both public and private).  Since Founding SFW Mergers, Inc. in 1994, Mr. Wilson has facilitated numerous transactions in all areas including telecommunications, oil  gas, merchant banking, specialty finance and insurance and all aspects of the retail automotive industry

Communications Between Shareholders and the Board of Directors

Our board of directors has not adopted a formal procedure that shareholders must follow to send communications directly to it. The board of directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate. Shareholders can send communication to the board of directors in writing to:

CoConnect, Inc.

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

Attention of Board of Directors

We did not hold an annual meeting of shareholders during the fiscal year ended December 31, 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of April 15, 2005 by:

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

11 Statement re:computation of per share earnings (included in notes to the financial statements).

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

Balance Sheet F-3

Statements of Operations F-4

Statements of Stockholders' Equity (Deficit) F-5

Statements of Cash Flows F-6

Notes to Financial Statements F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of CoConnect, Inc.

We have audited the balance sheet of CoConnect, Inc. (the Company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf and Nilson, LLC

Bountiful, Utah

April 4, 2005

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Balance Sheet December 31, 2004

Assets

Current assets:
Cash	$ 7,000
Advances and deposits	8,000
Prepaid expenses	15,000

Total current assets	30,000

Other assets:
Note receivable	20,000
Intangible assets	361,000

Total other assets	381,000

Total assets	$ 411,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 3,000
Accrued interest payable	138,000
Note payable	175,000
Accrued expenses	3,000

Total current liabilities	319,000

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 15,047,755 shares issued and outstanding	15,000
Additional paid-in capital	7,687,000
Accumulated deficit	(7,610,000)

Total stockholders' equity	92,000

Total liabilities and stockholders' equity	$ 411,000

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Operations

	Year Ended December 31,
	2004	2003
Revenues	$ -	$ -

Costs and expenses:
Executive compensation	72,000	121,000
Legal fees	26,000	62,000
Other general and administrative expenses	160,000	-

Total costs and expenses	258,000	183,000

Loss from operations	(258,000)	(183,000)

Other expense interest expense:	(21,000)	(22,000)

Loss before income taxes	(279,000)	(205,000)

Provision for income taxes	-	-

Net loss	$ (279,000)	$ (205,000)

Net loss per share basic and diluted	$ (0.07)	$ (0.05)

Weighted average number of common shares
outstanding basic and diluted	4,287,458	4,062,845

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Stockholders' Equity (Deficit) Years Ended December 31, 2004 and 2003
	Common Stock $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	AccumulatedDeficit	Total

Balance, January 1, 2003	4,062,845	$ 4,000	$ 6,700,000	$ (7,126,000)	$ (422,000)
Net loss, December 31, 2003	-	-	-	(205,000)	(205,000)

Balance, December 31, 2003	4,062,845	4,000	6,700,000	(7,331,000)	(627,000)
Shares issued at $.94 per share in payment of note payable, accrued interest payable and accrued compensation	360,000	-	338,000	-	338,000
Shares issued at $.0072 per share in payment of accrued compensation	10,000,000	10,000	62,000	-	72,000
Shares issued at $1.00 per share for cash in private placement	625,000	1,000	624,000	-	625,000
Private placement stock issuance costs	-	-	(37,000)	-	(37,000)
Rounding of fractional shares in stock split	(90)	-	-	-	-
Net loss, December 31, 2004	-	-	-	(279,000)	(279,000)

Balance, December 31, 2004	15,047,755	$ 15,000	$ 7,687,000	$ (7,610,000)	$ 92,000

The accompanying notes are an integral part of these financial statements

CoConnect, Inc.
(Formerly Advanced Wireless Communications, Inc.)
Statements of Cash Flows

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$ (279,000)	$ (205,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Increase) decrease in:
Advances and deposits	(8,000)	-
Prepaid expenses	(15,000)	-
Increase (decrease) in:
Accounts payable	(100,000)	(118,000)
Accrued compensation	44,000	96,000
Accrued interest payable	20,000	22,000

Net cash used in operating activities	(338,000)	(205,000)

Cash flows from investing activities:
Proceeds from the sale of intangible assets	120,000	205,000
Increase in intangible assets	(361,000)	-
Increase in note receivable	(20,000)	-

Net cash provided by (used in) investing activities	(261,000)	205,000

Cash flows from financing activities:
Proceeds from the sale of common stock	625,000	-
Stock issuance costs	(19,000)	-

Net cash provided by financing activities	606,000	-

Net increase in cash	7,000	-
Cash beginning of year	-	-

Cash, end of year	$ 7,000	$ -

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

Note 2: Basis of Presentation and Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations primarily from the issuance of debt, the sale of the Company's restricted common stock in private placement transactions, and the sale of telecommunications licenses. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company's debt obligations.

Note 3: Note Receivable

The note receivable of $20,000 at December 31, 2004 consisted of cash advanced to Heritage. The note has no formal repayment terms; however, with the acquisition of Heritage in 2005, the note receivable will be eliminated in the consolidation of the accounts of Heritage in future consolidated financial statements of the Company.

Note 4: Intangible Assets

Intangible assets at December 31, 2004 of $361,000 consisted of telecommunications licenses and other intangible assets acquired from Heritage, stated at cost. With the acquisition of Heritage in 2005, these intangible assets and the cost basis assigned to them will be evaluated and possibly adjusted as part of the acquisition accounting for the assets and liabilities of Heritage.

In June 2004, the Company entered into an agreement to sell for $120,000 the remaining telecommunications licenses that survived the bankruptcy proceedings of 2000. Of the proceeds, $15,000 was paid directly to a former president of the Company as a reduction of accrued compensation payable, with the balance paid directly to creditors with judgments payable or trade accounts payable. All judgments payable from the bankruptcy proceedings were paid in full. No gain or loss was recorded in this transaction.

Note 5: Notes Payable

A note payable in the principal amount of $175,000 at December 31, 2004 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $114,000 at December 31, 2004. The Company is currently in discussions with the former director regarding repayment terms for these obligations.

Included in accrued interest payable at December 31, 2004 was $24,000 payable to a former director of the Company.

Note 6: Accrued Compensation

In November 2004, the Company paid accrued compensation obligations to two former presidents incurred pursuant to employment agreements through the issuance of common stock of the Company.

In accordance with the conversion terms contained in the agreement with a former president of the Company, accrued compensation payable of $72,000, which had been formalized in a note payable, was paid in full through the issuance of 10,000,000 shares of common stock of the Company.

In addition, in November 2004, 360,000 shares of the common stock of the Company were issued in settlement of the following accrued compensation and other obligations payable to a former president of the Company:

Note payable arising out of compensation payable	$ 120,000
Accrued interest payable on note payable	16,000
Compensation payable	202,000

Total obligation	$ 338,000

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

Note 9: Loss per Share

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

		Weighted Avg.	Basic and
	Loss	Shares	Fully Diluted
	(Numerator)	(Denominator)	Loss Per Share

For the year ended December 31, 2004	$ (279,000)	4,287,458	$ (0.07)

For the year ended December 31, 2003	$ (205,000)	4,062,845	$ (0.05)

Note 10: Stockholders' Equity

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

As discussed in Note 6 above, a total of 10,360,000 shares of the Company's common stock were issued in November 2004 in payment of accrued compensation and related obligations totaling $410,000.

Through December 31, 2004, the Company sold 625,000 shares of its common stock in a private placement with accredited investors, receiving gross proceeds of $625,000. Offering costs related to the private placement incurred through December 31, 2004 were $38,000, which were recorded as a reduction of additional paid-in capital.

Note 11: Supplemental Statement of Cash Flows Information

During the year ended December 31, 2004, the Company:

Transferred accounts receivable of $25,000 in payment of accrued compensation to a former president of the Company.

Increased accounts payable and decreased additional paid-in capital by $15,000 for costs related to the private placement of stock.

Increased accrued expenses and decreased additional paid-in capital by $3,000 for costs related to the private placement of stock.

Decreased accrued compensation by $72,000, increased common stock by $10,000 and increased additional paid-in capital by $62,000 for 10,000,000 shares of common stock issued in payment of accrued compensation.

Decreased notes payable by $120,000, decreased accrued interest payable by $16,000, decreased accrued compensation by $202,000, and increased additional paid-in capital by $338,000 for 360,000 shares of common stock issued in payment of accrued compensation and related obligations.

During the year ended December 31, 2003, the Company reduced intangible assets and increased accounts receivable by $30,000.

Note 12. Recently Issued Accounting Policies

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assetsan amendment of APB Opinion No. 29", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005.The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactionsan amendment of FASB Statements No. 66 and 67", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective during fiscal years beginning after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a 15(e) OF THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy E. Thayne, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual report of CoConnect, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004, Timothy E. Thayne hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

    The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
    The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 2, 2005 /s/ Timothy E. Thayne

(Date) Timothy E. Thayne

President (principal executive and financial officer)