Form 10QSB
period 2005-03-31
COCONNECT INC
filed 2005-06-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

Or

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

0-26533
(Commission File No.)

COCONNECT, INC.

(Formerly Advanced Wireless Communications, Inc.)

(name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 E. 6400 S., Ste 230, Salt Lake City, Utah	84107-7595
(Address of principal executive offices)	(Zip Code)

Issuers telephone number: (801) 266-9393

As of March 31, 2005, the Registrant had 43,172,263 shares of Common Stock, $0.001 par value outstanding.

Item 1.  Financial Statements.

COCONNECT, INC.

BALANCE SHEET

March 31, 2005

ASSETS 03/31/05

CURRENT ASSETS

Cash $ 60,730

Accounts receivable 71,040

Advances and deposits 29,909

Inventory 33,985

Prepaid expenses 14,650

TOTAL CURRENT ASSETS 210,314

PROPERTY AND EQUIPMENT, net of accumulated

depreciation 194,232

OTHER ASSETS

Intangible assets 361,300

Notes receivable - 0 -

Security deposit 7,825

Other receivables 114,653

TOTAL OTHER ASSETS 483,778

TOTAL ASSETS $ 888,324

LIABILITIES AND STOCKHOLDERS EQUITY 03/31/05

CURRENT LIABILITIES

Accounts payable $ 168,266

Accrued expenses 121,179

Accrued interest expense 141,785

Deposits 45,700

Notes payable 381,757

Other current liabilities 2,600

TOTAL CURRENT LIABILITIES 861,287

STOCKHOLDERS EQUITY

Common stock - $.001 par value, 150,000,000 shares

authorized, 43,172,263 shares issued

and outstanding 43,172

Additional paid-in capital 8,417,543

Accumulated deficit (8,433,678)

TOTAL STOCKHOLDERS EQUITY 27,037

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 888,324

COCONNECT, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

For the Three Months Ended March 31, 2005 and 2004

03/31/05 03/31/04

Sales and services $ 14,914 $ - 0 -

Cost of goods sold 54,391 - 0 -

Gross Profit (39,477) - 0 -

General and administrative expenses 774,717 24,000

Loss from Operations (814,194) (24,000)

Other income / (expense)

Interest expense (8,438) (5,000)

Interest income 12 - 0 -

NET LOSS (822,620) (29,000)

Accumulated deficit at beginning of year (7,611,058) (7,331,000)

Accumulated deficit at March 31, $ (8,433,678) $ (7,360,000)

COCONNECT, INC.

STATEMENTS OF CASH FLOWS

Increase / (Decrease) in Cash

For the Three Months Ended March 31, 2005 and 2004

03/31/05 03/31/04

Cash flows from operating activities:

Net loss $ (822,620) $ (29,000)

Adjustments to reconcile net loss to net

cash provided by operating activities:

Depreciation 5,325 - 0 -

Changes in operating assets and liabilities:

(Increase) / decrease in:

Employee advances 614 - 0 -

Prepaid expenses 350 - 0 -

Accounts receivable - other (5,447) - 0 -

Increase / (decrease) in:

Accounts payable 63,160 - 0 -

Accrued interest expense 3,786 5,000

Accrued expenses (54,477) 24,000

Total Adjustments to Net Loss 13,311 - 0 -

Net Cash Provided / (Used) by Operating Activities (809,309) - 0 -

Cash flows from investing activities:

Purchase of property and equipment (100,982) - 0 -

Cash flows from financing activities:

Issuance of stock investments 937,687 - 0 -

Net payments and borrowings on long-term debt 19,126 - 0 -

Net Cash Provided / (Used) by Financing Activities 956,813 - 0 -

Net increase in cash 46,522 - 0 -

Cash at beginning of year 14,208 - 0 -

Cash at March 31, $ 60,730 $ - 0 -

Note 1 - Organization

CoConnect, Inc. (formerly known as Advanced Wireless Communications, Inc.) is in the business of the development of the Companys proprietary mobile wireless network, which is currently under development. This high-speed proprietary mobile wireless network is designed to deliver wireless internet to residential and business customers.

On January 28, 2005, the Company executed a share exchange agreement with Heritage and its stockholders. The Company acquired Heritage stock in the amount of 10,000,000 shares in exchange for the number of shares of restricted voting common stock of the Company. The share exchange agreement closed on February 23, 2005 and superseded the exclusive license with Heritage by making Heritage a wholly owned subsidiary of the Company.

In February 2005, the Company changed its name to CoConnect, Inc.

Note 2 - Property and Equipment

Property and equipment at March 31, 2005, consisted of the following:

Accumulated Book

Cost Depreciation Value

Equipment $ 189,087 $ 5,325 $ 183,762

Software development 10,470 - 0 - 10,470

$ 199,557 $ 5,325 $ 194,232

Note 3 - Licenses & Intangibles

Licenses & intangibles at March 31, 2005 of $361,300 consisted of telecommunications licenses and other intangible assets acquired from Heritage, stated at cost. With the acquisition of Heritage in 2005, these intangible assets and the cost basis assigned to them will be evaluated and possibly adjusted as part of the acquisition accounting for the assets and liabilities of Heritage.

Note 4 - Notes Payable

A note payable in the principal amount of $175,000 at March 31, 2005 is due to a former director of the Company. The note is unsecured and bears interest at the rate of 9% per annum. Accrued interest payable on the note was $118,133 at March 31, 2005. The Company is currently in discussions with the former director regarding repayment terms for these obligations.

Note 5: Accrued Compensation

Accrued compensation of $269,000 at September 30, 2004 consists of $72,000 and $197,000 payable pursuant to employment agreements with two former presidents of the Company.

Accounts receivable of $25,000 was assigned to a former president of the Company in the third quarter of 2004 in partial payment of compensation payable.

Note 6: Income Taxes

No provision for income taxes has been recorded in the accompanying condensed financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Companys ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards, which could be utilized by the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing and deployment a mobile wireless network, which currently remains under development. This high-speed proprietary mobile wireless network is designed to deliver communication products at speeds up to 45 megabits per second, which is comparable to the bandwidth of a DS-3 circuit. If our high-speed network is completed and we are able to deploy it, the delivery of our bandwidth will be virtually seamless due to our super node mesh, which is designed to provide uninterrupted wireless signal coverage throughout a geographic area.

We plan to develop or acquire the rights to products that can be delivered over our high-speed network. These target products include internet service, voice over internet protocol (VoIP), video entertainment and internet protocol television (IPTV), and video-on-demand (VoD).

We have had no revenues in the past several years. Heritage, our wholly owned subsidiary, has derived revenues primarily from services as an internet service provider. However, we are continuing to work on developing our mobile wireless network and products which can be delivered over the network, initially high speed internet access. Currently we are beginning to generate limited revenues from those activities. As we expand our product offerings, we hope to develop a model whereby we derive revenue from a combination of products and joint ventures.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information
	Three months ended
	March 31,
	2005	2004*
Revenue, net	$14,914	$	- 0 -

Gross profit (loss)	(39,477)		(24,000)

Operating loss	(814,194)		(24,000)

Other income (expense)	(8,438)		(5,000)

Net income (loss)	(822,620)		(29,000)

* Reflects only CoConnects financial data for the three month period ended March 31, 2004.

	March 31, 2005	December 31, 2004*
Balance Sheet Data:

Cash and Cash Equivalents	$60,730	$	- 0 -

Total Current Assets	210,314		25,000

Total Assets	888,324		145,000

Total Current Liabilities	861,287		801,000

Total stockholders equity	$27,037		$145,000

* Reflects only CoConnects financial data for the three month period ended March 31, 2004.

Discussion

During the three month period ended March 31, 2005 our revenues from operations were limited due to the fact that we are in the process of developing and deploying our wireless network. During the three month period we focused much of our efforts on deploying a wireless mesh in St. George, Utah, which has yet to produce revenues. We expect that revenues from the sale of subscriptions for our service to occur during the second half of 2005.

In February 2005 we entered into agreement with MB Media Group to acquire its TV and radio assets to create an immediate revenue stream. In addition, MB Media Groups 7 towers and 8 FM translator stations and licensed frequency spectrum provide a backbone to deliver our services throughout southern Utah. MB Media Groups assets also include full production facilities. We believe that once these assets are developed and improved, they can be integrated into our business to increase our revenues or some of the assets can be resold at a profit.

We had total revenues of $14,914 for the three months ended March 31, 2005, which represents an increase from the lack of revenues for the same period one year earlier. Management believes that it will begin generating significant revenues from its wireless network operations during the second half of 2005.

Marketing and promotion expenses were limited in the first quarter of 2005 due to the fact that our network has yet to be deployed.

Our general and administrative expenses totaled $774,717 during the first quarter of 2005, compared to $24,000 during the first quarter of 2004. This dramatic increase in general and administrative expenses is attributable to the acquisition of Heritage and the accompanying increases in office and staff expenses. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $60,730, compared to no cash on hand on the same date one year earlier, and $7,000 at December 31, 2004. Our increased cash balance during the first three months of 2005 is largely attributable to the offering and sale of our common stock during the first quarter of 2005 in a private offering. In the private offering, we offered and sold a total of 741,000 shares of common stock for a purchase price of $1.00 per share.

We raised gross proceeds of $740,000 in the private offering, of which a total of approximately $75,000 was paid to the placement agent in commissions and fees, resulting in net proceeds to the Company of approximately $665,000.

Proceeds from the private offering will not be sufficient to fund our continuing operations at their current level through the second quarter of 2005 and additional funding will be required to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the companys results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision of the Companys Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Companys disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were deficient.

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

(B) Changes in internal controls

Other than the matter discussed above, during the quarterly period covered by this report, there were no significant changes in the Companys internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Companys internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $118,133 at March 31, 2005. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is subject to various claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2005, we issued and sold 740,000 shares of our common stock to 13 accredited investors for a total of $750,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering, and on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D. We believe that this sale of securities did not involve a public offering because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D. On this basis, we believe the securities were sold subject to a safe-harbor afforded by Regulation D. The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of our counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at March 31, 2005. Interest payable on the note, accrued at an annual rate of 9% per annum, was $118,133 at March 31, 2005. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Vote of Security Holders.

The share exchange agreement discussed in Item 5 below was approved by a majority of the shareholders on February 23, 2005 by an action of the stockholders by written consent pursuant to Section 78.320 of the Nevada Revised Statutes

Item 5. Other Information.

(a) Acquisition of Heritage Communications

The description of the principal terms of the Share Exchange Agreement are subject to and qualified in their entirety by reference to the Share Exchange Agreement, a copy of which is attached to this Form 10-QSB and which is incorporated herein by reference.

You are strongly urged to read and carefully consider the Share Exchange Agreement for a complete description of the terms of the Merger.

On February 24, 2005 (the "Closing" or the "Effective Time"), we acquired Heritage Communications, Inc. ("Heritage"') pursuant to Share Exchange Agreement dated as of January 28, 2005, as amended as of February 24, 2005, by and among the Registrant and Heritage. Pursuant to the terms of the Share Exchange Agreement, we acquired Heritage through the purchase of all of Heritages outstanding common stock at a rate of 3 shares of the Registrant for each share of Heritage exchanged. The stockholders of Heritage received a total of 30,000,000 restricted shares (the "Exchange Shares") of our common stock. Upon consummation of the Share Exchange Agreement, Heritage became our wholly-owned subsidiary.

(b) Letter of Intent to Acquire TV and Radio Subsidiary

On February 28, 2005, we entered into a letter of intent with MB Media Group, Inc. to purchase all of its assets. The proposed asset purchase includes MB Media Groups equipment, radio and TV signal towers, property, vehicles, lease holds, loans, accounts receivable, construction permits and all FCC licenses for Radio Stations FM-KXFF 102.3/92.5 The Fox, FM-KXBN B94.9/96.7, AM-KSUB 590, AM-KNZZ 940, FM-KMXM 107.3, and television stations, Fox Channel 13 St. George Utah, and ABC Las Vegas Affiliate Channel 41, 26, and Cable Channel 20. The agreement was unanimously approved by both our board of directors and that of MB Media Group.

We have not closed the agreement, and there are no assurances that we will be able to raise the funds necessary to complete the purchase of the assets. Under the terms of the agreement, we have until June 23, 2005 to determine whether or not we wish to proceed with the purchase.

(c) Change in Address

1.  Change in Address

The Registrants principal address is now:

480 E. 6400 South, Ste 230

Salt Lake City, Utah 84107

The Registrants phone number is:

(801) 266-9393

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (filed with this report unless indicated below)

Exhibit 2.1 Share Exchange Agreement dated as January 28, 2005 by and among the Registrant and Heritage.

Exhibit 2.2 Addendum to the Share Exchange Agreement dated February 23, 2005, by and among the Registrant and Heritage.

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

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.

Dated: June 13, 2005

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

b) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

/s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

June 13, 2005

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

/s/ Timothy E. Thayne

Timothy E. Thayne, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

June 13, 2005

__________________________Exhibit 2.2

ADDENDUM

SHARE EXCHANGE AGREEMENT

By and Among

ADVANCED WIRELESS COMMUNICATIONS, INC.,

and

HERITAGE COMMUNICATIONS, INC.,

As of January 25, 2005

Notwithstanding anything to the contrary set forth in the Share Exchange Agreement Dated January 25, 2005 by and among Advanced Wireless Communications, Inc., certain officers and directors of Advanced Wireless Communications, Inc., Heritage Communications, Inc., and the Heritage Communications, Inc. shareholders, the following provisions shall supersede and apply to the Share Exchange Agreement:

2.04 Conditions to Closing for Sellers. Sellers several obligations to enter into the transactions described in this Agreement on the Closing date are subject to the satisfaction, on or prior to the Closing date, of the following conditions:

    Representations and Warranties Correct. The representations and warranties made by Advanced Parties herein shall have been true and correct when made and shall be true and correct on and as of the Closing date with the same force and effect as though made on and as of the Closing date.

    Performance. All covenants, agreements and conditions contained in this Agreement to be performed or complied with by Advanced Parties on or prior to the Closing shall have been performed or complied with and Advanced shall not be in default in the performance of or compliance with any provisions of this Agreement.

    Compliance Certificates. Advanced shall have delivered to Heritage a certificate of the chief executive officer or chief financial officer of Advanced, dated the date of the Closing date, certifying to the matters stated in Sections 2.4(a) and (b).

    Certified Documents. Advanced shall have delivered to Heritage copies of each of the following which shall be true and correct copies in full force and effect as of the Closing date: (i) the Articles of Incorporation of Advanced as of the Closing date certified by the Secretary of State of Nevada as of a date not more than ten (10) days prior to the Closing; (ii) the Bylaws of Advanced, certified by Advanceds secretary as of the Closing date; and (iii) resolutions of the Board of Directors of Advanced, certified by Advanceds secretary as of the Closing date, the form and substance of which are reasonably satisfactory to Heritage, authorizing the execution, delivery and performance of this Agreement and the transactions contemplated hereby and thereby.

    Consents. All consents and approvals to the transactions contemplated by this Agreement required to be obtained by any Advanced Party from any third party shall have been obtained by such Advanced Party.

    Legality. All authorizations, approvals or permits of any governmental authority or regulatory body that are required in connection with the lawful issuance and sale of the Advanced Stock and the sale of Heritage Stock pursuant to this Agreement shall have been duly obtained and shall be in full force and effect.

    Due Diligence. After completing its due diligence investigation prior to the Closing, Sellers shall have determined that, in each Sellers sole discretion, the financial condition of Advanced and the condition of Advanced otherwise is suitable to each Seller. In the event that any Seller determines, in such Seller its sole discretion, that Advanced is not suitable for any reason whatsoever, then any Seller may rescind this Agreement by giving written notice to Advanced. In the event of any such rescission, this Agreement thereafter shall be null and void and neither party shall have any obligation to the other than complying with the terms and conditions of any confidentiality and non-disclosure agreements entered into prior to this Agreement.
    General. All instruments and legal and corporate proceedings in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to Heritage, and Heritage shall have received copies of all documents, including records of corporate proceedings and officers certificates, which they may have reasonably requested in connection therewith.

IN WITNESS WHEREOF, the parties have caused this Addendum to be executed by their duly authorized officers as of this 23rd day of February 2005.

HERITAGE COMMUNICATIONS, INC.

/s/ David Thayne

By: ____________________________

Name: David Thayne

Title: President and CEO

COCONNECT, INC.

(fka Advanced Wireless Communications, Inc.)

/s/ Tim Thayne

By: ____________________________

Name: Tim Thayne

Title: CEO

/s/ Dean Becker

By: ____________________________

Name: Dean Becker

Title: Secretary

___________________________

SHARE EXCHANGE AGREEMENT

By and Among

ADVANCED WIRELESS COMMUNICATIONS, INC.,

CERTAIN OFFICERS AND DIRECTORS OF ADVANCED WIRELESS COMMUNICATIONS, INC.,

HERITAGE COMMUNICATIONS, INC.,

and the

HERITAGE COMMUNICATIONS, INC. SHAREHOLDERS

As of January 25, 2005

_____________________________________________________

TABLE OF CONTENTS

ARTICLE I  DEFINITIONS

1.01 Definitions.

ARTICLE II  SHARE EXCHANGE *

2.01 Plan of Share Exchange *

2.02 Closing *

2.03 Conditions to Closing for Advanced *

2.04 Conditions to Closing for Heritage *

2.05 Other Events Occurring at Closing

ARTICLE III  REPRESENTATIONS OF ADVANCED PARTIES *

3.01 Authorization *

3.02 Organization *

3.03 Corporate Power *

3.04 Subsidiaries *

3.05 Capitalization *

3.06 Financial Statements *

3.07 Outstanding Debt: Absence of Liabilities

3.08 Changes in Condition

3.09 Contractual Obligations *

3.10 Insurance *

3.11 Transactions with Affiliates *

3.12 Conformity With Legal Requirements *

3.13 Benefit Plans *

3.14 Employees *

3.15 Taxes *

3.16 Litigation *

3.17 Patents, Trademarks and Other Intellectual Property *

3.18 Consents *

3.19 Filings, Brokers Fees *

3.20 Minute Books *

3.21 Real Property Holding Corporation. *

3.22 Accredited Investor Status *

3.23 Disclosure *

ARTICLE IV  REPRESENTATIONS OF HERITAGE *

4.01 Authorization *

4.02 Organization *

4.03 Corporate Power *

4.04 Subsidiaries *

4.05 Capitalization *

4.06 Financial Statements *

4.07 Outstanding Debt: Absence of Liabilities *

4.08 Changes in Condition *

4.09 Contractual Obligations *

4.10 Insurance *

4.11 Transactions with Affiliates *

4.12 Conformity With Legal Requirements *

4.13 Benefit Plans *

4.14 Employees *

4.15 Taxes *

4.16 Litigation *

4.17 Patents and Trademarks *

4.18 Consents *

4.19 Filings, Brokers Fees *

4.20 Minute Books *

4.21 Real Property Holding Corporation. *

4.22 Disclosure *

ARTICLE V - INDEMNIFICATION *

5.01 Indemnification *

5.02 Nature and Survival of Representations *

ARTICLE VI - RESCISSION *

6.01 Rescission Right *

6.02 Negative Covenants *

ARTICLE VII - MISCELLANEOUS *

7.01 Further Assurances *

7.02 Binding Effect; Assignment *

7.03 Amendments and Waivers *

7.04 Counterparts *

7.05 Notices *

7.06 Governing Law *

7.07 Responsibility and Costs *

7.08 General *

SCHEDULE OF EXHIBITS

Exhibit A  Form of Investment Letter

SHARE EXCHANGE AGREEMENT

This Share Exchange Agreement (hereinafter the "Agreement") is entered into effective as of this 28th day of January, 2005, by and among ADVANCED WIRELESS COMMUNICATIONS, INC., a Nevada corporation (hereinafter "Advanced"), DAVE DAVIS, DEAN BECKER, HERITAGE COMMUNICATIONS, INC., a Utah corporation (hereinafter "Heritage") and the owners of all the outstanding shares of Heritage stock as identified on Annex I hereto ("Shareholders"). Heritage and Shareholders are sometimes hereinafter referred to individually and collectively as "Sellers."

RECITALS:

WHEREAS, Shareholders own 10,000,000 shares of Heritage Stock which represents all of the issued and outstanding equity securities of Heritage (the "Heritage Stock"). Advanced desires to acquire Heritage Stock solely in exchange for the number of shares of restricted voting common stock of Advanced (the "Advanced Stock") as detailed in Annex I, making Heritage a wholly-owned subsidiary of Advanced.

NOW THEREFORE, for the mutual consideration set out herein and other good and valuable consideration, the legal sufficiency of which is hereby acknowledged, the parties agree as follows:

ARTICLE I

DEFINITIONS

.01 Definitions. Accounting terms used in this Agreement and not otherwise defined herein shall have the meanings provided by GAAP. Certain capitalized terms are used in this Agreement as specifically defined in this Section 1.1 as follows:

"Advanced" is defined in the Preamble.

"Advanced Parties" means Advanced, Dave Davis and Dean Becker.

"Advanced Financial Statements" is defined in Section 3.07.

"Advanced Stock" is defined in the Recitals.

"Affiliate" means any Person directly or indirectly controlling, controlled by or under direct or indirect common control with Heritage (or other specified Person) and shall include (a) any Person who is an officer, director or beneficial holder of at least 10% of the outstanding capital stock of Heritage (or other specified Person), (b) any Person of which Heritage (or other specified Person) or any officer or director of Heritage (or other specified Person) shall, directly or indirectly, either beneficially own at least 10% of the outstanding equity securities or constitute at least a 10% participant, and (c) in the case of a specified Person who is an individual, Members of the Immediate Family of such Person; provided, however, that Shareholders shall not be Affiliates of Heritage for purposes of this Agreement.

"Agreement" is defined in the Preamble.

"Balance Sheet Date" is December 31, 2004.

"Bylaws" means all written rules, regulations, procedures and bylaws and all other similar documents, relating to the management, governance or internal regulation of a Person other than an individual, each as from time to time amended or modified.

"Charter" means the articles or certificate of incorporation, statute, constitution, joint venture or partnership agreement or articles or other charter of any Person other than an individual, each as from time to time amended or modified.

"Closing" is defined in Section 2.02.

"Code" means the federal Internal Revenue Code of 1986 or any successor statute, and the rules and regulations thereunder, as from time to time amended and in effect.

"Commission" means the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act, the Exchange Act or both.

"Contractual Obligation" means, with respect to any Person, any contracts, agreements, deeds, mortgages, leases, licenses, other instruments, commitments, undertakings, arrangements or understandings, written or oral, or other documents, including any document or instrument evidencing indebtedness, to which any such Person is a party or otherwise subject to or bound by or to which any asset of any such Person is subject.

"Employee Benefit Plan" means each and all "employee benefit plans" as defined in section 3(3) of ERISA, maintained or contributed to by either Advanced or Heritage, any of their Affiliates or any of their respective predecessors, or in which either Advanced or Heritage, any of their Affiliates or any of their respective predecessors participates or participated and which provides benefits to employees of either Advanced or Heritage or their spouses or covered dependents or with respect to which either Advanced or Heritage has or may have a material liability, including, (i) any such plans that are "employee welfare plans" as defined in section 3(1) of ERISA and (ii) any such plans that are "employee pension benefit plans" as defined in section 3(2) of ERISA.

"ERISA" means the Employee Retirement Income Security Act of 1974 or any successor statute and the rules and regulations thereunder, and in the case of any referenced section of any such statute, rule or regulation, any successor section thereof, collectively and as from time to time amended and in effect.

"ERISA Group", with respect to any entity, means any Person which is a member of the same "controlled group" or under "common control", within the meaning of section 414(b) or (c) of the Code or section 4001(b)(1) of ERISA, with such entity.

"Exchange Act" means the Securities Exchange Act of 1934, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as from time to time amended and in effect.

"GAAP" means United States generally accepted accounting principles, as in effect from time to time, consistently applied.

"Heritage" is defined in the Preamble.

"Heritage Financial Statements" is defined in Section 4.07.

"Heritage Intellectual Property" is defined in Section 4.18(b).

"Heritage Stock" is defined in the Recitals.

"Intellectual Property" is defined in Section 4.18(a).

"Intellectual Property Licenses" is defined in Section 4.18(d).

"Legal Requirement" means any federal, state or local law, statute, standard, ordinance, code, order, rule, regulation, resolution, promulgation or any final order, judgment or decree of any court, arbitrator, tribunal or governmental authority, or any license, franchise, permit or similar right granted under any of the foregoing.

"Material Adverse Effect" means a material adverse effect upon the business, assets, financial condition, income or prospects of the party in question.

"Members of the Immediate Family," as applied to any individual, means each parent, spouse, child, brother, sister or the spouse of a child, brother or sister of the individual, and each trust created for the benefit of one or more of such persons and each custodian of a property of one or more such persons.

"Other Intellectual Property" is defined in Section 4.18(c).

"Pension Plan" means each pension plan (as defined in section 3(2) of ERISA) established or maintained, or to which contributions are or were made by Heritage or any of its Subsidiaries or former Subsidiaries, or any Person which is a member of the same ERISA Group with any of the foregoing.

"Person" means an individual, partnership, corporation, company, association, trust, joint venture, unincorporated organization and any governmental department or agency or political subdivision.

"Securities Act" means the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be from time to time amended and in effect.

"Sellers" is defined in the Preamble.

"Subsidiary" means any Person of which either Advanced or Heritage now or hereafter shall at the time (a) own directly or indirectly through a Subsidiary at least 50% of the outstanding capital stock (or other shares of beneficial interest) entitled to vote generally or (b) constitute a general partner.

"Shareholders" is defined in the Preamble.

"Welfare Plan" means each welfare plan (as defined in section 3(l) of ERISA) established or maintained, or to which any contributions are or were made, by Heritage or any of its Subsidiaries or any Person which is a member of the same ERISA Group with any of the foregoing.

ARTICLE II

SHARE EXCHANGE

    Plan of Share Exchange. It is hereby agreed that the Heritage Stock shall be acquired by Advanced solely in exchange for the number of shares of restricted Advanced Stock at detailed in Annex I. It is the intention of the parties hereto that this entire transaction qualify as a corporate reorganization under Section 368(a)(1)(B) of the Code, and related or other applicable sections thereunder. However, neither party is making any representations or warranties regarding the tax treatment of this transaction.

    Closing. The closing of the Agreement (the "Closing") shall take place in Salt Lake City, Utah, at the offices of Blackburn & Stoll, LC. The Closing shall take place on a date no later than April 29, 2005, or at such other place and time as the parties may otherwise agree.

    Conditions to Closing for Advanced. Advanceds several obligations to purchase Heritage Stock pursuant to this Agreement on the Closing date are subject to the satisfaction, on or prior to the Closing date, of the following conditions:

    Representations and Warranties Correct. The representations and warranties made by Sellers herein shall have been true and correct when made and shall be true and correct on and as of the Closing date, with the same force and effect as though made on and as of the Closing date, except for representations and warranties that are made as of a specific date which shall only be required to be true and correct as of such date.

    Performance. All covenants, agreements and conditions contained in this Agreement to be performed or complied with by Sellers on or prior to the Closing shall have been performed or complied with and no Seller shall be in default in the performance of or compliance with any provisions of this Agreement.

    Compliance Certificates. Heritage shall have delivered to Advanced a certificate of the chief executive officer of Heritage, dated the date of the Closing date, certifying to the matters stated in Sections 2.3(a) and (b).

    Certified Documents. Heritage shall have delivered to Advanced copies of each of the following which shall be true and correct copies in full force and effect as of the Closing date: (i) the Articles of Incorporation of Heritage as of the Closing date certified by the Utah Department of Commerce, Division of Corporations as of a date not more than ten (10) days prior to the Closing; (ii) the Bylaws of Heritage, certified by Heritages secretary as of the Closing date; and (iii) resolutions of the Board of Directors of Heritage, certified by Heritages secretary as of the Closing date, the form and substance of which are reasonably satisfactory to Advanced, authorizing the execution, delivery and performance of this Agreement and the transactions contemplated hereby and thereby.

    Acquisition of All Heritage Stock. Unless otherwise agreed by Advanced and Heritage, this transaction shall close only in the event Advanced is able to acquire all of the outstanding Heritage Stock.

    Shareholder Approval. As of the Closing, all Shareholders shall have approved this Agreement and the transactions described herein.

    Consents. All consents and approvals to the transactions contemplated by this Agreement required to be obtained by any Seller from any third party shall have been obtained by such Seller.

    Legality. All authorizations, approvals or permits of any governmental authority or regulatory body that are required in connection with the lawful issuance and sale of the Advanced Stock and the sale of Heritage Stock pursuant to this Agreement shall have been duly obtained and shall be in full force and effect.

    Due Diligence. After completing its due diligence investigation prior to the Closing, Advanced shall have determined that, in Advanceds sole discretion, the financial condition of Heritage and the condition of Heritage otherwise is suitable to Advanced and its Shareholders. In the event that Advanced determines, in its sole discretion, that Heritage is not suitable to Advanced or its Shareholders for any reason whatsoever, then Advanced may rescind this Agreement by giving written notice to Heritage. In the event of any such rescission, this Agreement thereafter shall be null and void and neither party shall have any obligation to the other.

    General. All instruments and legal and corporate proceedings in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to Advanced, and Advanced shall have received copies of all documents, including records of corporate proceedings and officers certificates, which they may have reasonably requested in connection therewith.

    Conditions to Closing for Sellers. Sellers several obligations to enter into the transactions described in this Agreement on the Closing date are subject to the satisfaction, on or prior to the Closing date, of the following conditions:

    Representations and Warranties Correct. The representations and warranties made by Advanced Parties herein shall have been true and correct when made and shall be true and correct on and as of the Closing date with the same force and effect as though made on and as of the Closing date.

    Performance. All covenants, agreements and conditions contained in this Agreement to be performed or complied with by Advanced Parties on or prior to the Closing shall have been performed or complied with and Advanced shall not be in default in the performance of or compliance with any provisions of this Agreement.

    Compliance Certificates. Advanced shall have delivered to Heritage a certificate of the chief executive officer or chief financial officer of Advanced, dated the date of the Closing date, certifying to the matters stated in Sections 2.4(a) and (b).

    Certified Documents. Advanced shall have delivered to Heritage copies of each of the following which shall be true and correct copies in full force and effect as of the Closing date: (i) the Articles of Incorporation of Advanced as of the Closing date certified by the Secretary of State of Nevada as of a date not more than ten (10) days prior to the Closing; (ii) the Bylaws of Advanced, certified by Advanceds secretary as of the Closing date; and (iii) resolutions of the Board of Directors of Advanced, certified by Advanceds secretary as of the Closing date, the form and substance of which are reasonably satisfactory to Heritage, authorizing the execution, delivery and performance of this Agreement and the transactions contemplated hereby and thereby.

    Consents. All consents and approvals to the transactions contemplated by this Agreement required to be obtained by any Advanced Party from any third party shall have been obtained by such Advanced Party.

    Legality. All authorizations, approvals or permits of any governmental authority or regulatory body that are required in connection with the lawful issuance and sale of the Advanced Stock and the sale of Heritage Stock pursuant to this Agreement shall have been duly obtained and shall be in full force and effect.

    Due Diligence. After completing its due diligence investigation prior to the Closing, Sellers shall have determined that, in each Sellers sole discretion, the financial condition of Advanced and the condition of Advanced otherwise is suitable to each Seller. In the event that any Seller determines, in such Seller its sole discretion, that Advanced is not suitable for any reason whatsoever, then any Seller may rescind this Agreement by giving written notice to Advanced. In the event of any such rescission, this Agreement thereafter shall be null and void and neither party shall have any obligation to the other than complying with the terms and conditions of any confidentiality and non-disclosure agreements entered into prior to this Agreement.

    SEC Filings. Advanced shall have filed all of its delinquent annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and other required filings with the Securities and Exchange Commission. Furthermore, Advanced shall be prepared to file with the SEC a current report on Form 8-K reporting this transaction immediately following the Closing and Advanced shall have prepared to file with the SEC and mail to its security holders the Form 14F-1 reporting the change in control.

    General. All instruments and legal and corporate proceedings in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to Heritage, and Heritage shall have received copies of all documents, including records of corporate proceedings and officers certificates, which they may have reasonably requested in connection therewith.

    Other Events Occurring at Closing. At Closing, the following shall be accomplished:

    All of the officers and directors of Advanced shall resign and the nominees identified by Heritage shall have been appointed. Notwithstanding the foregoing, the resignations of the directors shall be coordinated so that they do not occur prior to the expiration of the ten day time period following the mailing of the Form 14F-1 by the Company.

    Investment Letters in the form attached hereto as Exhibit "A", shall have been duly authorized, executed and delivered by the parties thereto and a copy of such executed agreements shall have been delivered to both Advanced and Heritage.

    This Agreement shall have been duly authorized, executed and delivered by the parties hereto and a copy of such executed agreement shall have been delivered to both Advanced and Heritage.

    Such other instruments, documents and certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement shall have been duly authorized, executed and delivered by the parties thereto and a copy of such executed instruments, documents and certificates shall have been delivered to both Advanced and Heritage.

    All of the certificates representing the Heritage Stock shall be delivered to Advanced, duly and validly endorsed for transfer to Advanced.

    The Advanced Stock certificates representing the shares to be issued and sold to the Shareholders as described herein shall be delivered to a representative of Heritage for delivery to Shareholders.

    Advanced shall deliver to Heritage a certificate of good standing of Advanced issued by the Secretary of State of Nevada and such certificate dated no earlier than ten (10) business days prior to the Closing.

    Heritage shall deliver to Advanced a certificate of good standing of Heritage issued by the Utah Department of Commerce, Division of Corporations and such certificate dated no earlier than ten (10) business days prior to the Closing.

ARTICLE III

REPRESENTATIONS OF ADVANCED PARTIES

The Advanced Parties hereby jointly and severally represent and warrant to Sellers as follows:

3.01 Authorization. All shareholder approval and corporate action on the part of Advanced necessary for the due authorization, execution and delivery of this Agreement and the consummation of the transactions contemplated herein has been or will be taken prior to the Closing date. This Agreement is a legal, valid and binding agreements of Advanced, enforceable in accordance with their terms. The execution, delivery and performance by Advanced of this Agreement and the sale of Advanced Stock will not result in any violation of or be in conflict with, or result in a breach of or constitute a default under, any term or provision of any Legal Requirement to which Advanced is subject, or Advanceds Charter or Bylaws, or any Contractual Obligation to which Advanced is a party or by which Advanced is bound.

    Organization. Advanced is a duly organized and validly existing corporation in good standing under the laws of Nevada. Advanced is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which it does business, except where the failure to be so qualified would not have a Material Adverse Effect.

    Corporate Power. Advanced has all necessary power and authority to enter into and perform this Agreement and to sell the Advanced Stock hereunder. Advanced has all necessary power and authority to own all the properties owned by it and to carry on the businesses now conducted or presently proposed to be conducted by it. Advanced has taken all action necessary to authorize this Agreement and the sale of the Advanced Stock to be sold hereunder.

    Subsidiaries. Advanced has no Subsidiaries.

    Capitalization. The authorized capital stock of Advanced as of the date of the Agreement is set forth in Schedule 3.05. Schedule 3.05 contains a true and correct list of all outstanding capital stock, warrants and options as of the date of the Agreement, including the owner thereof, and, with respect to the warrants and options, the exercise price and the dates of issuance and termination. All of the outstanding shares of capital stock of Advanced are validly issued, fully paid, nonassessable and subject to no lien or restriction on transfer, except restrictions on transfer imposed by applicable securities laws or as otherwise set forth in Schedule 3.05. All of the outstanding shares of capital stock and warrants have been offered and sold in compliance with applicable federal and state securities laws. Other than as set forth in Schedule 3.05, Advanced has no outstanding (i) rights (either preemptive or otherwise) or options to subscribe for or purchase, or any warrants or other agreements providing for or requiring the issuance of, any capital stock or any securities convertible into or exchangeable for its capital stock, (ii) obligation to repurchase or otherwise acquire or retire any of its capital stock, any securities convertible into or exchangeable for its capital stock or any rights, options or warrants with respect thereto, (iii) rights that require it to register the offering of any of its securities under the Securities Act or (iv) any restrictions on voting any of its securities.

    Financial Statements. Advanced has been furnished with complete and correct copies of the following financial statements of Advanced (the "Advanced Financial Statements"): (a) the unaudited balance sheet of Advanced as of December 31, 2004 and the respective related consolidated statements of income, retained earnings and cash flows for the twelve month period then ended, and (b) the audited consolidated balance sheet of Advanced as of December 31, 2003 together with the related consolidated statements of operations, retained earnings and cash flows for the twelve month period then ended. The Advanced Financial Statements have been prepared in accordance with GAAP consistently applied, and fairly and accurately present the financial condition of Advanced at the date thereof and the results of its operations for the period covered thereby. All the books, records and accounts of Advanced are accurate and complete, are in accordance with good business practice and all laws, regulations and rules applicable to Advanced the conduct of its business and accurately present and reflect all of the transactions described therein.

    Outstanding Debt: Absence of Liabilities. Advanced (i) does not have any outstanding indebtedness for borrowed money or for any other purpose except as reflected in the Financial Statements or Schedule 3.07 and (ii) except as reflected, is not a guarantor or otherwise contingently liable on such indebtedness of any other Person. Except as set forth in Schedule 3.07, Advanced does not have any liabilities or obligations, contingent or otherwise, which are not reflected or provided for in the Financial Statements.

    Changes in Condition. Since the Balance Sheet Date, there have occurred no event or events that, individually or in the aggregate, have caused or will cause a Material Adverse Effect. Except as set forth in Schedule 3.08, since the Balance Sheet Date, Advanced has not (a) declared any dividend or other distribution on any shares of its capital stock, (b) made any payment (other than compensation to its directors, officers and employees at rates in effect prior to the Balance Sheet Date or for bonuses accrued in accordance with normal practice prior to the Balance Sheet Date) to any of its Affiliates, (c) increased the compensation, including bonuses, payable or to be payable to any of its directors, officers, employees or Affiliates, or (d) entered into any Contractual Obligation, or entered into or performed any other transaction, not in the ordinary and usual course of business and consistent with past practice, other than as specifically contemplated by this Agreement.

    Contractual Obligations. Schedule 3.09 contains, together with a reference to the paragraph pursuant to which each item is being disclosed, a correct and complete list of all Contractual Obligations of a material nature of Advanced of the types described below:

    All collective bargaining agreements, all employment, bonus or consulting agreements, all pension, profit sharing, deferred compensation, stock option, stock purchase, retirement, welfare or incentive plans or agreements, and all plans, agreements or practices that constitute "fringe benefits" to any of the employees of Advanced.

    All Contractual Obligations under which Advanced is restricted from carrying on any business, venture or other activities anywhere in the world.

    All Contractual Obligations to sell or lease (as lessor) any of the properties or assets of Advanced, except in the ordinary course of business, or to purchase or lease (as lessee) any real property.

    All Contractual Obligations pursuant to which Advanced guarantees any liability of any Person, or pursuant to which any Person guarantees any liability of Advanced.

    All Contractual Obligations pursuant to which Advanced provides goods or services involving payments to Advanced of more than $1,000 annually, which Contractual Obligation is not terminable by Advanced without penalty upon notice of thirty (30) days or less.

    All Contractual Obligations with any Affiliate of Advanced.

    All Contractual Obligations providing for the disposition of the business, assets or shares of Advanced or the merger or consolidation or sale or purchase of all or substantially all of the assets or business of any Person, and any letters of intent relating to the foregoing.

    All Contractual Obligations of Advanced relating to the borrowing of money or to the mortgaging or pledging of, or otherwise placing a lien on, any asset of Advanced (including liens imposed by operation of law in favor of landlords, suppliers, mechanics or others who provide services to Advanced).

    All of the Contractual Obligations of Advanced that are enforceable against Advanced and, to Advanceds knowledge, the other parties thereto in accordance with their terms, except that enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or similar laws, from time to time in effect, which affect enforcement of creditors rights generally. Advanced is not in default under nor, to Advanceds knowledge, are there any liabilities arising from any breach or default by any Person prior to the date of this Agreement of, any provision of any such Contractual Obligation. Upon request by counsel for Advanced, Advanced will, prior to Closing, furnish to counsel for Advanced true and correct copies of all Contractual Obligations listed in Schedule 3.09.

    Insurance. To Advanceds knowledge after investigation its insurance policies are in full force and effect, written by reputable insurers licensed to write insurance in the states in which Advanced conducts business, which insurance contracts provide for coverages which are usual and customary in its business as to amount and scope. Schedule 3.10 contains a correct and complete list and description of all insurance policies owned by Advanced, correct and complete copies of which have previously been made available to Advanced. Advanced is not in default under any of its insurance policies, nor has Advanced received any notice of cancellation or intent to cancel or increase premiums with respect to present insurance policies. Schedule 3.10 also contains a list of all pending claims with any insurance company and any instances of a denial of coverage of Advanced by any insurance company.

    Transactions with Affiliates. Other than as set forth in Schedule 3.11, no Affiliate of Advanced is a customer or supplier of, or is party to any Contractual Obligation with Advanced.

    Conformity With Legal Requirements. The operations of Advanced as now conducted are not in violation of, nor is Advanced in default under, any Legal Requirements presently in effect or Advanceds Charter or Bylaws. Advanced has all franchises, licenses, permits or other authority presently necessary for the conduct of its business as now conducted.

    Benefit Plans. Schedule 3.13 sets forth a complete list of all Employee Benefit Plans and all Welfare Plans applicable to the employees of Advanced. Each Employee Benefit Plan and Welfare Plan has been administered in substantial compliance with its terms and all applicable laws, including the Code and ERISA. Except as set forth in Schedule 4.13, Advanced does not have any obligation under any Welfare Plan to provide for the continuation of benefits (other than disability payments and medical benefits incurred for illness arising in the course of employment) for more than one year after retirement or other termination of employment. No "reportable events" within the meaning of section 4043 of ERISA have occurred with respect to any Employee Benefit Plan. No Pension Plan is a "multiemployer plan" as defined in ERISA. The present value of benefits liabilities as described in Title IV of ERISA of Employee Benefit Plans does not exceed the current value of such Employee Benefit Plans assets allocable to such benefits liabilities by more than $50,000.

    Employees. None of the employees of Advanced are presently represented by a labor union, and no petition has been filed or proceedings instituted by any employee or group of employees with any labor relations board seeking recognition of a bargaining representative. Except as set forth in Schedule 3.14, to Advanceds knowledge no controversies or disputes are pending between Advanced and any of its employees. To Advanceds knowledge, no employee of Advanced is in violation of any term of any Contractual Obligation with a former employer relating to the right of any such employee to be employed by Advanced because of the nature of Advanceds business or the use of any trade secrets or proprietary information. Except as set forth in Schedule 3.14, each employee of Advanced is an "employee at will" and may be terminated by Advanced without payment of any amounts other than accrued wages.

    Taxes. Advanced has filed all federal, state and local tax and information returns which are required to be filed by it and such returns are true and correct. Advanced has paid all taxes, interest and penalties, if any, reflected in such tax returns or otherwise due and payable by it. Advanced has no knowledge of any material additional assessments or any basis therefor. The charges, accruals and reserves on the balance sheet of Advanced as of the Balance Sheet Date in respect of taxes or other governmental charges are adequate in amount for the payment of all liabilities for such taxes or other governmental charges. Advanced has withheld or collected from each payment made to its employees the amount of all taxes required to be withheld or collected therefrom and has paid over such amounts to the appropriate taxing authorities. Any deficiencies proposed as a result of any governmental audits of such tax returns have been paid or settled or are being contested in good faith, and there are no present disputes as to taxes payable by Advanced.

    Litigation. Except as set forth in Schedule 3.16, no litigation or proceeding before, or investigation by, any foreign, federal, state or municipal board or other governmental or administrative agency or any arbitrator is pending or, to Advanceds knowledge, threatened (nor to Advanceds knowledge, does any basis exist therefor) against Advanced or, to Advanceds knowledge, any officer of Advanced, which individually or in the aggregate could result in any material liability or which may otherwise result in a Material Adverse Effect, or which seeks rescission of, seeks to enjoin the consummation of, or which questions the validity of, this Agreement or any other Related Agreement or any of the transactions contemplated hereby or thereby.

    Patents, Trademarks and Other Intellectual Property. Except as set forth in Schedule 3.17, Advanced owns no Intellectual Property.

    Consents. No consent, approval, qualification, order or authorization of, or filing with any governmental authority is required in connection any Advanced Parties valid execution, delivery or performance of the this Agreements or the offer, issue or sale of the Advanced Stock by Shareholders or the consummation of any other transaction pursuant to this Agreement on the part of any Advanced Party, except for filings under applicable federal securities or blue sky laws.

    Filings, Brokers Fees. Advanced is not obligated to pay any brokers fee, finders fee, investment bankers fee or other similar transaction fee in connection with the transactions contemplated hereby.

    Minute Books. The minute books of Advanced, which shall have been provided to counsel for Heritage prior to the Closing, if requested, contain a complete record of actions taken at all meetings of directors and Shareholders during the four year period immediately preceding the date of this Agreement and reflect all such actions accurately in all material respects.

    Real Property Holding Corporation. Advanced is not a "United States real property holding corporation" as defined in section 897(c)(2) of the Code and Treasury Regulation section 1.897-2(b).

    Accredited Investor Status. Advanced is a sophisticated and an "accredited investor" as defined under Rule 501 of Regulation D as promulgated under the Securities Act.

    Disclosure. Advanceds Annual Report on Form 10-KSB for the year ended December 31, 2004 does not or will not contain any untrue statement of a material fact, nor omit to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading. Neither this Agreement, nor any agreement, certificate, statement or document furnished in writing by or on behalf of Advanced to Sellers in connection herewith or therewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. Advanced has furnished the Sellers with an accurate and complete copy of its Annual Report on Form 10-KSB for the 2004 fiscal year and all other reports or documents required to be filed by the Company pursuant to the Exchange Act and the rules and regulations of the Commission thereunder, since the filing of the most recent annual report on Form 10-KSB. As of the Closing, Advanced shall have made all filings with the Commission that it has been legally required to make.

ARTICLE IV

REPRESENTATIONS OF SELLERS

Heritage hereby represent and warrant to Advanced as follows:

4.01 Authorization. All shareholder approval and corporate action on the part of Heritage necessary for the due authorization, execution and delivery of this Agreement and the consummation of the transactions contemplated herein has been or will be taken prior to the Closing date. This Agreement is a legal, valid and binding agreements of such Sellers, enforceable in accordance with their terms. The execution, delivery and performance by Sellers of this Agreement and the sale of Heritage Stock will not result in any violation of or be in conflict with, or result in a breach of or constitute a default under, any term or provision of any Legal Requirement to which any Seller is subject, or any Sellers Charter or Bylaws, or any Contractual Obligation to which any Seller is a party or by which any Seller is bound.

    Organization. Heritage is a duly organized and validly existing corporation in good standing under the laws of Utah. Heritage is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which it does business, except where the failure to be so qualified would not have a Material Adverse Effect.

    Corporate Power. Sellers have all necessary power and authority to enter into and perform this Agreement and to sell the Heritage Stock hereunder. Heritage has all necessary power and authority to own all the properties owned by it and to carry on the businesses now conducted or presently proposed to be conducted by it. Sellers have taken all action necessary to authorize this Agreement and the sale of the Heritage Stock to be sold hereunder.

    Subsidiaries. Heritage has no Subsidiaries.

    Capitalization. The authorized capital stock of Heritage as of the date of the Agreement is set forth in Schedule 4.05. Schedule 4.05 contains a true and correct list of all outstanding capital stock, warrants and options as of the date of the Agreement, including the owner thereof, and, with respect to the warrants and options, the exercise price and the dates of issuance and termination. All of the outstanding shares of capital stock of Heritage are validly issued, fully paid, nonassessable and subject to no lien or restriction on transfer, except restrictions on transfer imposed by applicable securities laws or as otherwise set forth in Schedule 4.05. All of the outstanding shares of capital stock and warrants have been offered and sold in compliance with applicable federal and state securities laws. Other than as set forth in Schedule 4.05, Heritage has no outstanding (i) rights (either preemptive or otherwise) or options to subscribe for or purchase, or any warrants or other agreements providing for or requiring the issuance of, any capital stock or any securities convertible into or exchangeable for its capital stock, (ii) obligation to repurchase or otherwise acquire or retire any of its capital stock, any securities convertible into or exchangeable for its capital stock or any rights, options or warrants with respect thereto, (iii) rights that require it to register the offering of any of its securities under the Securities Act or (iv) any restrictions on voting any of its securities.

    Financial Statements. Advanced has been furnished with complete and correct copies of the following financial statements of Heritage (the "Heritage Financial Statements"): (a) the unaudited balance sheet of Heritage as of December 31, 2004 and the respective related consolidated statements of income, retained earnings and cash flows for the one-month period then ended, and (b) the unaudited consolidated balance sheet of Heritage as of December 31, 2003 together with the related consolidated statements of operations, retained earnings and cash flows for the twelve-month period then ended. The Heritage Financial Statements have been prepared in accordance with GAAP consistently applied, except that the Heritage Financial Statements do not contain the notes required by generally accepted accounting principles, and fairly and accurately present the financial condition of Heritage at the date thereof and the results of its operations for the period covered thereby. All the books, records and accounts of Heritage are accurate and complete, are in accordance with good business practice and all laws, regulations and rules applicable to Heritage the conduct of its business and accurately present and reflect all of the transactions described therein.

    Outstanding Debt: Absence of Liabilities. Heritage (i) does not have any outstanding indebtedness for borrowed money or for any other purpose except as reflected in the Financial Statements or Schedule 4.07 and (ii) except as reflected, is not a guarantor or otherwise contingently liable on such indebtedness of any other Person. Except as set forth in Schedule 4.07, Heritage does not have any liabilities or obligations, contingent or otherwise, which are not reflected or provided for in the Financial Statements.

    Changes in Condition. Since the Balance Sheet Date, there have occurred no event or events that, individually or in the aggregate, have caused or will cause a Material Adverse Effect. Except as set forth in Schedule 4.08, since the Balance Sheet Date, Heritage has not (a) declared any dividend or other distribution on any shares of its capital stock, (b) made any payment (other than compensation to its directors, officers and employees at rates in effect prior to the Balance Sheet Date or for bonuses accrued in accordance with normal practice prior to the Balance Sheet Date) to any of its Affiliates, (c) increased the compensation, including bonuses, payable or to be payable to any of its directors, officers, employees or Affiliates, or (d) entered into any Contractual Obligation, or entered into or performed any other transaction, not in the ordinary and usual course of business and consistent with past practice, other than as specifically contemplated by this Agreemen

    Contractual Obligations. Schedule 4.09 contains, together with a reference to the paragraph pursuant to which each item is being disclosed, a correct and complete list of all Contractual Obligations of a material nature of Heritage of the types described below:

    All collective bargaining agreements, all employment, bonus or consulting agreements, all pension, profit sharing, deferred compensation, stock option, stock purchase, retirement, welfare or incentive plans or agreements, and all plans, agreements or practices that constitute "fringe benefits" to any of the employees of Heritage.

    All Contractual Obligations under which Heritage is restricted from carrying on any business, venture or other activities anywhere in the world.

    All Contractual Obligations to sell or lease (as lessor) any of the properties or assets of Heritage, except in the ordinary course of business, or to purchase or lease (as lessee) any real property.

    All Contractual Obligations pursuant to which Heritage guarantees any liability of any Person, or pursuant to which any Person guarantees any liability of Heritage.

    All Contractual Obligations pursuant to which Heritage provides goods or services involving payments to Heritage of more than $1,000 annually, which Contractual Obligation is not terminable by Heritage without penalty upon notice of thirty (30) days or less.

    All Contractual Obligations with any Affiliate of Heritage.

    All Contractual Obligations providing for the disposition of the business, assets or shares of Heritage or the merger or consolidation or sale or purchase of all or substantially all of the assets or business of any Person, and any letters of intent relating to the foregoing.

    All Contractual Obligations of Heritage relating to the borrowing of money or to the mortgaging or pledging of, or otherwise placing a lien on, any asset of Heritage (including liens imposed by operation of law in favor of landlords, suppliers, mechanics or others who provide services to Heritage).

    All of the Contractual Obligations of Heritage that are enforceable against Heritage and, to Heritages knowledge, the other parties thereto in accordance with their terms, except that enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or similar laws, from time to time in effect, which affect enforcement of creditors rights generally. Heritage is not in default under nor, to Heritages knowledge, are there any liabilities arising from any breach or default by any Person prior to the date of this Agreement of, any provision of any such Contractual Obligation. Upon request by counsel for Advanced, Heritage will, prior to Closing, furnish to counsel for Advanced true and correct copies of all Contractual Obligations listed in Schedule 4.09.

    Insurance. To Heritages knowledge after investigation its insurance policies are in full force and effect, written by reputable insurers licensed to write insurance in the states in which Heritage conducts business, which insurance contracts provide for coverages which are usual and customary in its business as to amount and scope. Schedule 4.10 contains a correct and complete list and description of all insurance policies owned by Heritage, correct and complete copies of which have previously been made available to Advanced. Heritage is not in default under any of its insurance policies, nor has Heritage received any notice of cancellation or intent to cancel or increase premiums with respect to present insurance policies. Schedule 4.10 also contains a list of all pending claims with any insurance company and any instances of a denial of coverage of Heritage by any insurance company.

    Transactions with Affiliates. Other than as set forth in Schedule 4.11, no Affiliate of Heritage is a customer or supplier of, or is party to any Contractual Obligation with Heritage.

    Conformity With Legal Requirements. The operations of Heritage as now conducted are not in violation of, nor is Heritage in default under, any Legal Requirements presently in effect or Heritages Charter or Bylaws. Heritage has all franchises, licenses, permits or other authority presently necessary for the conduct of its business as now conducted.

    Benefit Plans. Schedule 4.13 sets forth a complete list of all Employee Benefit Plans and all Welfare Plans applicable to the employees of Heritage. Each Employee Benefit Plan and Welfare Plan has been administered in substantial compliance with its terms and all applicable laws, including the Code and ERISA. Except as set forth in Schedule 4.13, Heritage does not have any obligation under any Welfare Plan to provide for the continuation of benefits (other than disability payments and medical benefits incurred for illness arising in the course of employment) for more than one year after retirement or other termination of employment. No "reportable events" within the meaning of section 4043 of ERISA have occurred with respect to any Employee Benefit Plan. No Pension Plan is a "multiemployer plan" as defined in ERISA. The present value of benefits liabilities as described in Title IV of ERISA of Employee Benefit Plans does not exceed the current value of such Employee Benefit Plans assets allocable to such benefits liabilities by more than $50,000

    Employees. None of the employees of Heritage are presently represented by a labor union, and no petition has been filed or proceedings instituted by any employee or group of employees with any labor relations board seeking recognition of a bargaining representative. Except as set forth in Schedule 4.14, to Heritages knowledge no controversies or disputes are pending between Heritage and any of its employees. To Heritages knowledge, no employee of Heritage is in violation of any term of any Contractual Obligation with a former employer relating to the right of any such employee to be employed by Heritage because of the nature of Heritages business or the use of any trade secrets or proprietary information. Except as set forth in Schedule 4.14, each employee of Heritage is an "employee at will" and may be terminated by Heritage without payment of any amounts other than accrued wages.

    Taxes. Heritage has filed all federal, state and local tax and information returns which are required to be filed by it and such returns are true and correct. Heritage has paid all taxes, interest and penalties, if any, reflected in such tax returns or otherwise due and payable by it. Heritage has no knowledge of any material additional assessments or any basis therefor. The charges, accruals and reserves on the balance sheet of Heritage as of the Balance Sheet Date in respect of taxes or other governmental charges are adequate in amount for the payment of all liabilities for such taxes or other governmental charges. Heritage has withheld or collected from each payment made to its employees the amount of all taxes required to be withheld or collected therefrom and has paid over such amounts to the appropriate taxing authorities.Any deficiencies proposed as a result of any governmental audits of such tax returns have been paid or settled or are being contested in good faith, and there are no present disputes as to taxes payable by Heritage.

    Litigation. Except as set forth in Schedule 4.16, no litigation or proceeding before, or investigation by, any foreign, federal, state or municipal board or other governmental or administrative agency or any arbitrator is pending or, to Heritages knowledge, threatened (nor to Heritages knowledge, does any basis exist therefor) against Heritage or, to Heritages knowledge, any officer of Heritage, which individually or in the aggregate could result in any material liability or which may otherwise result in a Material Adverse Effect, or which seeks rescission of, seeks to enjoin the consummation of, or which questions the validity of, this Agreement or any other Related Agreement or any of the transactions contemplated hereby or thereby.

    Patents and Trademarks.

    (a) "Intellectual Property" shall mean any or all of the following and all rights in, arising out of, or associated therewith anywhere in the world held by such Person and not otherwise in the public domain: (1) all United States, international and foreign patents and applications therefor (including provisional applications) and all reissues, divisions, renewals, extensions, provisionals, continuations and continuations-in-part thereof; (2) all inventions (whether patentable or not), patterns, drawings, blueprints, specifications, products in development, processes, applications, circuits, invention disclosures, improvements, trade secrets, proprietary information, know how, mask works (and all information contained in a mask but not yet fixed in a chip), technology, technical data and customer lists, and all documentation relating to any of the foregoing; (3) all copyrights, copyright registrations and applications therefor; (4) all industrial designs and any registrations and applications therefor throughout the world; (5) all trade names, logos, common law trademarks and service marks, trademark and service mark registrations and applications therefor and all goodwill associated therewith throughout the world; (6) all databases and data collections and all rights therein throughout the world; (7) all software including, but not limited to, (i) Heritages web-enabled customer relation management applications that actively assists customers service representatives as well as customers directly in preventing and resolving benefit communications and administration problems in a highly personalized and customized manner (ii) as well as call source code, object code, firmware, development tools, files, records and data, all media on which any of the foregoing is recorded; (8) all permits, privileges or royalties; (9) all domain names and website addresses; (10) any similar, corresponding or equivalent rights to any of the foregoing and (11) all documentation related to any of the foregoing.

    (b) Schedule 4.17 sets forth each item of Intellectual Property that is owned by Heritage and that is used in or material to the conduct of Heritage's business as it is currently conducted (the "Heritage Intellectual Property"), including, without limitation, all software programs and databases, including any registration and/or application numbers therefor. Except as set forth on Schedule 4.17, Heritage owns and will own on the Closing date each item of Heritage Intellectual Property set forth on Schedule 4.17. Heritages patents, trademarks and copyrights that have been duly registered with, filed in or issued by, as the case may be, the U.S. Patent and Trademark Office and U.S. Copyright Office or other filing offices, domestic or foreign are listed on Schedule 4.17, and the same remain in full force and effect.

    (c) Schedule 4.17 lists each item of Intellectual Property other than Heritage Intellectual Property that is necessary for the conduct of, or otherwise material to, Heritages business as currently conducted and as planned to be conducted ("Other Intellectual Property"), including without limitation, all software programs. Heritage has the right, by license or other agreement, to use each item of Other Intellectual Property.

    (d) Schedule 4.17 sets forth all written or oral licenses, permissions and arrangements pursuant to which (a) Heritage permits any Person to use any item of Heritage Intellectual Property (b) Heritage uses any Intellectual Property owned by any Person ((a) and (b) collectively, the "Intellectual Property Licenses"). Except as set forth on Schedule 4.17, all Intellectual Property Licenses are in full force and effect in accordance with their terms, and are free and clear of any Liens.

    (e) Heritage has delivered to Advanced correct and complete copies of (1) all registrations and applications for any Heritage Intellectual Property; (2) all Intellectual Property Licenses listed on Schedule 4.17; and (3) copies of any assignments pursuant to which Heritage owns any Heritage Intellectual Property.

    (f) Except as set forth on Schedule 4.17: To Heritages knowledge (1) Heritage is not in material default under any Intellectual Property License, and to Heritages knowledge, no such material default is currently threatened; (2) the operation of Heritages business as currently conducted does not infringe the proprietary rights of any Person or constitute unfair competition or trade practices under the laws of any jurisdiction and Heritage has not received any notice, oral or written, that alleges the contrary; (3) to Heritages knowledge, no Heritage Intellectual Property and no Other Intellectual Property used by Heritage under any Intellectual Property License is being infringed by any third party or group thereof; and (4) there is no claim or demand of any Person pertaining to, or any proceeding which is pending or, to Heritage's knowledge, threatened, that challenges Heritage's rights with respect to any item of Heritage Intellectual Property or any Other Intellectual Property used by Heritage, or the validity or enforceability of any item of Heritage Intellectual Property, nor are there any claims that any default exists under any Intellectual Property License.

    (g) Except as set forth on Schedule 4.17, no item of Heritage Intellectual Property or Other Intellectual Property, or any Intellectual Property License, is subject to any outstanding order, ruling, decree, judgment or stipulation by or with any court, tribunal arbitrator, or other Governmental Authority that could affect the Seller's ability to use, license, or transfer such Heritage Intellectual Property or its validity or enforceability.

    (h) Heritage has taken all steps that are reasonably required to protect Heritage's rights in confidential information and trade secrets of Heritage or Heritages business or provided by any third party to Heritage. Without limiting the foregoing, Heritage has, and enforces, a policy requiring each employee and contractor to execute (A) proprietary information and confidentiality agreements in connection with Heritage Intellectual Property and (B) invention assignment agreements, substantially in Heritage's standard forms, and all current employees and contractors of Heritage have executed such agreements.

    Consents. No consent, approval, qualification, order or authorization of, or filing with any governmental authority is required in connection any Sellers valid execution, delivery or performance of this Agreement, or the offer, issue or sale of the Heritage Stock by Shareholders or the consummation of any other transaction pursuant to this Agreement on the part of a Seller, except for filings under applicable federal securities or blue sky laws.

    Filings, Brokers Fees. Heritage is not obligated to pay any brokers fee, finders fee, investment bankers fee or other similar transaction fee in connection with the transactions contemplated hereby.

    Minute Books. The minute books of Heritage, which shall have been provided to counsel for Advanced prior to the Closing if requested, contain a complete record of actions taken at all meetings of directors and Shareholders during the four year period immediately preceding the date of this and reflect all such actions accurately in all material respects

    Real Property Holding Corporation. Heritage is not a "United States real property holding corporation" as defined in section 897(c)(2) of the Code and Treasury Regulation section 1.897-2(b).

    Disclosure. Neither this Agreement, nor any agreement, certificate, statement or document furnished in writing by or on behalf of Heritage to Advanced in connection herewith or therewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

ARTICLE V

INDEMNIFICATION

5.01 Indemnification. For a period of four years from the Closing, Advanced Parties agrees to indemnify and hold harmless Sellers, and for the same period Heritage agree to indemnify and hold harmless Advanced, against and in respect of any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses including attorney's fees incident to any of the foregoing, resulting from any material misrepresentations made by an indemnifying party to an indemnified party, an indemnifying party's breach of covenant or warranty or an indemnifying party's nonfulfillment of any agreement hereunder, or from any material misrepresentation in or omission from any certificate furnished or to be furnished hereunder.

5.02 Nature and Survival of Representations. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing and the consummation of the transactions contemplated hereby for four years from the Closing date. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement and not upon any investigation upon which it might have made or any representation, warranty, agreement, promise or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

ARTICLE VI

RESCISSION

    Rescission Right. If, during the period beginning on the six month anniversary of this Agreement and ending on the twelve month anniversary of this Agreement (the "Rescission Period"), Advanced has not generated revenues on a consolidated basis from its Heritage subsidiary that exceeds the revenues generated by Advanced from its Heritage subsidiary on a consolidated basis during the six month period immediately prior to the Rescission Period, then this Agreement shall be rescinded through no further action of the parties. In such event, Advanced shall transfer and convey the Heritage Stock back to the original Shareholders and the Advanced Stock shall be cancelled without any further action of the Shareholders.

    Negative Covenants. After the Closing and so long as a rescission right may arise under Section 6.01, neither Advanced nor Heritage shall, without the advanced written approval of David Thayne, which consent may be withheld in his sole discretion, holders of greater than sixty-six and two-thirds percent (66-2/3%) of the Advanced Stock issued to Shareholders under this Agreement:

(a) Change in Places of Business. Change any location of any of the places of business or of the establishment of any new, or the discontinuance of any existing, place of business of either Advanced or Heritage;

(b) Payment of Dividends. Declare or pay any dividends on any Advanced or Heritage securities;

(c) Share Transactions. Purchase, redeem, or otherwise acquire for value, any Advanced or Heritage shares, or create any sinking fund in relation to any Advanced or Heritage shares, or sell or issue any Advanced or Heritage shares of capital stock or grant any option with respect thereto or any security convertible into Advanced or Heritage stock;

(d) Liquidation; Dissolution; Business Combination. Liquidate or dissolve, or enter into any consolidation, merger, pool, joint venture, syndicate, or other combination, or sell, lease, or dispose of its business or assets as a whole or such part as may constitute a substantial portion of either Advanceds or Heritages business or assets;

(e) Additional Debt. Create, incur, assume, or be or remain liable for, contingently or otherwise, any indebtedness for borrowed money, or become liable as a surety, guarantor, accommodation endorser, or otherwise, for or on the obligation of any other person, firm, or corporation; provided, however, that this subsection shall not prohibit the incurrence of debt in the ordinary course of business and consistent with past practice; or

(f) Transactions Affecting Assets.

(1) Encumbrances. Create, assume, or suffer to exist any mortgage, encumbrance, or other lien (including a lien of attachment, judgment, or execution), or security interest (including the interest of a conditional seller of goods), securing a charge or obligation, on or against any of Advanceds or Heritages property, real or personal, whether now owned or hereafter acquired; or

(2) Sale of Assets. Dispose of a material portion of Advanceds or Heritages assets.

ARTICLE VII

MISCELLANEOUS

    Further Assurances. At any time, and from time to time, after the Closing date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

    Binding Effect; Assignment. This Agreement shall be binding upon and inure to the benefit of the personal representatives, successors and assigns of the respective parties hereto. The parties shall not have the right to assign their rights or obligations hereunder or any interest herein without obtaining the prior written consent of the Advanced Parties, Heritage and Shareholders holding at the relevant time greater than sixty-six and two-thirds percent (66-2/3%) of the voting power of the Heritage Stock.

    Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the written consent of (i) Advanced, (ii) Heritage, and (iii) Shareholders holding greater than sixty-six and two-thirds percent (66-2/3%) of (a) the voting power of the Heritage Stock, if such amendment takes place before the Closing, or (b) the Advanced Stock issued to Shareholders under this Agreement, if such amendment takes place after the Closing. Any amendment or waiver effected in accordance with this Section 7.03 shall be binding upon each Shareholder.

    Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties, it being understood that all parties need not sign the same counterpart. One or more counterparts of this Agreement or any Exhibit or Schedule hereto may be delivered via facsimile and such facsimile counterpart shall have the same effect as an original counterpart hereof.

    Notices. Any notice or other communication in connection with this Agreement shall be deemed to be delivered if in writing addressed as provided below and if either (a) actually delivered at said address, (b) in the case of a letter, seven business days shall have elapsed after the same shall have been deposited in the United States mails, postage prepaid and registered or certified, return receipt requested or (c) transmitted to any address outside of the United States, by telecopy and confirmed by overnight or two-day courier:

    If to the Advanced, to it at 480 East 6400 South, Suite 230, Salt Lake City, Utah 84107, fax (801) 261-2156, attention: David Davis, or at such other address as Advanced shall have specified by notice to the parties.

    If to Heritage, to it at 14725 S. Heritagecrest Way, Bluffdale, Utah 84065, fax (801) 495-1795, attention: David E. Thayne, or at such other address as Heritage shall have specified by notice to the parties.

    Shareholders respective addresses set forth on Annex I, or at such other address as Shareholders shall have specified by notice to the parties.

    Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Utah.

    Responsibility and Costs. All fees, expenses and out-of-pocket costs and expenses, including, without limitation, fees and disbursements of counsel, advisors and accountants, incurred by the parties hereto shall be borne solely and entirely by the party that has incurred such costs and expenses.

    General. The invalidity or unenforceability of any term or provision hereof shall not affect the validity or enforceability of any other term or provision hereof. The headings in this Agreement are for convenience of reference only and shall not alter or otherwise affect the meaning hereof. This Agreement and the other items referred to herein or therein constitute the entire understanding of the parties hereto with respect to the subject matter hereof and thereof and supersede all present and prior agreements, whether written or oral.

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

HERITAGE COMMUNICATIONS, INC.

By: ____________________________

Name: David Thayne

Title: President

ADVANCED WIRELESS COMMUNICATIONS, INC.

/s/ David Davis

By: ____________________________

Name: David Davis

Title: C.E.O.

/s/ Dean Becker

________________________________

Name: Dean Becker

Title: Secretary

Counterpart Signature Page to Share Exchange Agreement

The undersigned hereby agrees to become a party as a Shareholder to the Share Exchange Agreement dated January 28, 2005 (the "Agreement") among Advanced Wireless Communications, Inc., Dave Davis, Dean Becker, Heritage Communications, Inc. and the Shareholders named therein, and hereby authorizes Heritage Communications, Inc. (i) to attach this Counterpart Signature Page to such Agreement and (ii) to add the name of the undersigned to the list of Shareholders set forth in Annex I to such Agreement.

_________________________________

Date: ____________________

ANNEX I

SHAREHOLDERS
Name and Address of Shareholder	Number of Shares of Heritage Common Stock Held Immediately Prior to the Closing	Number of Shares of Advanced Common Stock to be Received at the Closing
Alaska Dreams	4,188,500	12,565,500
David Thayne	500,000	1,500,000
Tim Thayne	500,000	1,500,000
Martin Tanner	500,000	1,500,000
Brian Steffensen	500,000	1,500,000
Jerry Warnick	500,000	1,500,000
Ron Glover	600,000	1,800,000
Roger Lund	500,000	1,500,000
Beatty Family Trust	500,000	1,500,000
Paul Ethington	62,500	187,500
Royal American Investments, Inc.	25,000	75,000
DRS, Inc.	200,000	600,000
Skip Flannigan	5,000	15,000
Kent Burningham	40,000	120,000
John Heerhold	24,000	72,000
Lou Knudsen	20,000	60,000
Dale & DeAnn Baker	35,000	105,000
Howard Mayer	50,000	150,000
Berger Enterprises FLP	200,000	600,000
Scott Anderson	200,000	600,000
Troy Meier	100,000	300,000
Michael Vetere	50,000	150,000
Brighton Partners	550,000	1,650,000
Wayne Whetman	150,000	450,000

EXHIBIT A

FORM OF INVESTMENT LETTER

In connection with the Agreement and Plan of Share Exchange effective January 28, 2005 (the "Agreement"), by and between Advanced Wireless Communications, Inc. ("Advanced"), Dave Davis, Dean Becker, Heritage Communications, Inc. ("Heritage") and the Heritage Shareholders named therein, the undersigned hereby represents and warrants as follows:

(a) The undersigned's representations in this letter are complete and accurate to the best of the undersigned's knowledge, and Advanced and Heritage may rely upon them.

(b) The undersigned is able to bear the economic risk of an investment in the Advanced Stock (the "Securities") for an indefinite period of time, can afford the loss of the entire investment in the Securities, and will, after making an investment in the Securities, have sufficient means of providing for the undersigneds current needs and possible future contingencies. Additionally, the undersigned's overall commitment to investments that are not readily marketable is not disproportionate to the undersigneds net worth and the share exchange described in the Agreement will not cause such overall commitment to become excessive.

(c) The Securities will not be sold by the undersigned without registration under applicable securities acts or a proper exemption from such registration.

(d) The Securities are being acquired for the undersigned's own account and risk, for investment purposes, and not on behalf of any other person or with a view to, or for resale in connection with, any distribution thereof within the meaning of the Securities Act of 1933. The undersigned is aware that there are substantial restrictions on the transferability of the Securities.

(e) The undersigned has had access to any and all information concerning Advanced that the undersigned and the undersigned's financial, tax and legal advisors required or considered necessary to make a proper evaluation of this investment. Specifically, the undersigned has had access to the Advanced Financial Statements and annual report on Form 10-KSB referenced in Sections 3.06 and 3.23 of the Agreement. In making the decision to purchase the Securities by entering into the Agreement, the undersigned and his or her advisers have relied solely upon their own independent investigations, and fully understand that there are no guarantees, assurances or promises in connection with any investment hereunder and understand that the particular tax consequences arising from this investment in Advanced will depend upon the individual circumstances of the undersigned. The undersigned further understands that no opinion is being given as to any securities or tax matters involving the transactions contemplated by the Agreement.

(f) All of the representations and warranties of the undersigned contained herein and all information furnished by the undersigned to Advanced are true, correct and complete in all respects, and the undersigned agrees to notify Advanced immediately of any change in any representation, warranty or other information set forth herein.

(g) The undersigned also understands and agrees that stop transfer instructions relating to the Securities will be placed in Advanced's stock transfer ledger, and that the Securities sold will bear legends in substantially the following form:

The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the issuer.

(h) The undersigned knows that the Securities are offered and sold pursuant to exemptions from registration under the Securities Act of 1933, and state securities law based, in part, on these warranties and representations, which are the very essence of this Agreement, and constitute a material part of the bargained-for consideration without which this Agreement would not have been executed.

(i) The undersigned has the capacity to protect the undersigneds own interest in connection with this transaction or has a pre-existing personal or business relationship with Advanced or one or more of its officers, directors or controlling persons consisting of personal or business contacts of a nature and duration such as would enable a reasonably prudent purchaser to be aware of the character, business acumen and general business and financial circumstances of such person with whom such relationship exists.

(j) The Securities offered hereby were not offered to the undersigned by way of general solicitation or general advertising and at no time was the undersigned presented with or solicited by means of any leaflet, public promotional meeting, circular, newspaper or magazine article, radio or television advertisement.

(k) If initialed below, The undersigned represents that The undersigned is an "accredited investor" as defined under Rule 501 of Regulation D by reason of:

FOR INDIVIDUALS ONLY (INITIAL IF APPLICABLE):

_____ Initial Here

1. I had individual income (exclusive of any income attributable to my spouse) in excess of $200,000 in each of the most recent two years and I reasonably expect to have an individual income in excess of $200,000 for the current year, or I had joint income with my spouse in excess of $300,000 in each of those years and I reasonably expect to have a joint income with my spouse in excess of $300,000 for the current year.

_____ Initial Here

2. I have an individual net worth, or my spouse and I have a combined individual net worth, in excess of $1,000,000. For purposes of this Agreement, "individual net worth" means the excess of total assets at fair market value, including home and personal property, over total liabilities.

_____ Initial Here
  I am qualified as an "accredited investor" pursuant to Rule 501(a) of Regulation D of the 1933 Act for the following reason: _________________________________________________________________

_________________________________________________________________

FOR CORPORATIONS AND PARTNERSHIPS ONLY (INITIAL IF APPLICABLE):

_____ Initial Here

1. The undersigned hereby certifies that the Partnership or Corporation that he/she represents possesses total assets in excess of $5,000,000 and was not formed for the specific purpose of acquiring the securities offered by Advanced.

_____ Initial Here

2. The undersigned hereby certifies personally, and on behalf of the Partnership or Corporation that he/she represents, that all of the beneficial owners of equity qualify individually as accredited investors under the individual accredited investor test set forth above.

FOR TRUSTS ONLY (INITIAL IF APPLICABLE):

_____ Initial Here

1. The undersigned hereby certifies that the trust which he/she represents possesses total assets in excess of $5,000,000 and was not formed for the specific purpose of acquiring the securities offered by Advanced, and that the purchase of the securities is directed by a sophisticated person as described in Rule 506(b)(2)(ii) of the Act.

_____ Initial Here

2. The undersigned hereby certifies personally, and on behalf of the trust that he/she represents, that such trust is a revocable trust that may be amended or revoked at any time by the grantors, and all the grantors are accredited individual investors under the individual accredited investor test set forth above.

FOR TRUSTEES AND AGENTS (READ AND INITIAL BOTH STATEMENTS):
_____ Initial Here	The undersigned hereby acknowledges that he/she is acting as an agent or trustee for the following person or entity:

_____ Initial Here

2. The undersigned hereby agrees to provide to Advanced, upon Advanceds request, the following documents:

(a) a copy of the trust agreement, power of attorney or other instrument granting the power and authority to execute and deliver the Agreement, or

(b) an opinion of counsel verifying the undersigned's power and authority to execute and deliver the Agreement and this letter.

The representations and warranties contained herein shall survive the Closing of the transaction described in the Agreement.

Date: ________________ _____________________________

_____________________________

(print name)