Form 10QSB
period 2005-06-30
COCONNECT INC
filed 2005-09-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

Or

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

As of June 30, 2005, the Registrant had 52,250,388 shares of Common Stock, $0.001 par value outstanding.

Item 1.  Financial Statements.

CoConnect, Inc.
formerly Advanced Wireless Communications, Inc.
Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ -	$ 6,634
Prepaid expenses	-	14,650

Total Current Assets	-	21,284

PROPERTY AND EQUIPMENT, net	11,452	-

OTHER ASSETS

Deposits	7,825	7,825
Notes receivable	1,035,357	20,000
Intangible assets	361,300	361,300

Total Other Assets	1,404,482	389,125

TOTAL ASSETS	$ 1,415,934	$ 410,409

CoConnect, Inc.
formerly Advanced Wireless Communications, Inc.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Bank overdraft	$ 11,236	$ -
Accounts payable	90,236	3,403
Accrued interest payable	147,593	137,848
Accrued expenses	2,600	2,600
Notes payable	337,000	175,000

Total Current Liabilities	588,665	318,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $0.001 per share;
50,000,000 shares authorized; 16,252,255 and
15,047,755 shares issued and outstanding,
respectively	16,252	15,048
Additional paid-in capital	8,866,919	7,687,568
Accumulated deficit	(8,055,902)	(7,611,058)

Total Stockholders' Equity	827,269	91,558

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 1,415,934	$ 410,409

CoConnect, Inc.
formerly Adanced Wireless Communications, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Consulting expensees	89,508	-	204,631	-
General and administrative	76,354	48,000	223,666	72,000

Total Operating Expenses	165,862	48,000	428,297	72,000

NET OPERATING LOSS	(165,862)	(48,000)	(428,297)	(72,000)

OTHER EXPENSE

Interest expense	(12,610)	(6,000)	(16,547)	(11,000)

Total Other Expense	(12,610)	(6,000)	(16,547)	(11,000)

NET LOSS	$ (178,472)	$ (54,000)	$ (444,844)	$ (83,000)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,207,059	4,062,845	15,925,698	4,062,845

CoConnect, Inc.
formerly Advanced Wireless Communications, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (444,844)	$ (83,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	904	-
Changes in operating assets and liabilities:
Prepaid expenses	14,650	-
Accounts payable	86,833	(65,000)
Accrued interest and expenses	9,745	28,000

Net Cash Used in Operating Activities	(332,712)	(120,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for notes receivable	(1,015,357)	-
Proceeds from the sale of intangible assets	-	120,000
Purchases of fixed assets	(12,356)	-

Net Cash Used in Investing Activities	(1,027,713)	120,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in bank overdraft	11,236	-
Common stock issued for cash	1,245,000	-
Stock offering costs	(114,445)	-
Proceeds received on notes payable	212,000	-

Net Cash Provided by Financing Activities	1,353,791	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,634)	-

CASH AT BEGINNING OF PERIOD	6,634	-

CASH AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable converted into common stock	$ 50,000	$ -

CoConnect, Inc.

Notes to the Condensed Financial Statements

June 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 included in its Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

NOTE 2 - MATERIAL EVENTS

Organization

The Company (formerly Advanced Wireless Communications, Inc.) changed its name to CoConnect, Inc. on January 31, 2005.

Acquisition of Heritage Communications, Inc. and Rescission of Agreement

On January 28, 2005, the Company executed a Share Exchange Agreement (the "Agreement") with Heritage Communications, Inc. ("Heritage") and its shareholders. The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company's common stock as provided by the Agreement.

As part of the Agreement, Heritage provided warranties and representations that, among other items, it had no undisclosed outstanding indebtedness and that it had filed all federal, state and local tax returns which were required and that Heritage had paid all taxes, interest and penalties, if any, due and payable related to its tax liabilities. Subsequent to the Agreement being executed, the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations, the Company rescinded the Agreement on July 14, 2005. As a result of the rescission, the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

Notes Payable

During the six months ended June 30, 2005, the Company has received additional loans totaling $162,000. These new loans bear interest at 8% and are due on demand.

CoConnect, Inc.

Notes to the Condensed Financial Statements

June 30, 2005 and December 31, 2004

NOTE 2 - MATERIAL EVENTS (Continued)

Convertible Note Payable

The Company issued a convertible promissory note on March 20, 2005 in exchange for $50,000. The note is convertible into common stock of the Company at the rate of $0.50 per share at the option of the note holder. The note bears interest at the rate of one tenth of one percent (0.1%) per annum. The note was due on or before April 30, 2005. The note holder converted the entire balance into 100,000 shares of common stock on April 7, 2005.

Common Stock Issuances

During the six months ended June 30, 2005, the Company issued 1,104,500 shares of its common stock for cash of $1,245,000. The Company also incurred stock offering costs of $114,445 related to these stock issuances which have been recorded as a reduction of additional paid-in capital.

Notes Receivable

The Company has made advances to Heritage Communications, Inc. (see explanation of relationship above) totaling $1,035,357. These advances have no formal repayment terms; however, the Company expects to be able to collect the balance.

Lawsuits

The Company is currently involved in various lawsuits with Heritage related to the Share Exchange Agreement and the termination thereof. The Company is involved as both a plaintiff and a defendant. The lawsuits are in their initial stages and the outcomes of such are undeterminable at the present time.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing and deploying a mobile wireless network, which currently remains under development. This high-speed proprietary mobile wireless network is designed to deliver communication products at speeds up to 45 megabits per second, which is comparable to the bandwidth of a DS-3 circuit. If our high-speed network is completed and we are able to deploy it, the delivery of our bandwidth will be virtually seamless due to our super node mesh, which is designed to provide uninterrupted wireless signal coverage throughout a geographic area.

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

On January 28, 2005, the Company executed a Share Exchange Agreement (the "Agreement") with Heritage Communications, Inc. ("Heritage") and its shareholders. The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company's common stock as provided by the Agreement.

As part of the Agreement, Heritage provided warranties and representations that, among other items, it had no undisclosed outstanding indebtedness and that it had filed all federal, state and local tax returns which were required and that Heritage had paid all taxes, interest and penalties, if any, due and payable related to its tax liabilities. On or about July 6, 2005, the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations, the Company rescinded the Agreement on July 14, 2005 (the "Rescission"). As a result of the Rescission, the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

The purpose of filing this amended quarterly report is to rescind the previously issued financial information that included Heritage and to restate the Company's financial information taking into account the effects of the Rescission.

Prior to the Rescission the shareholders of Heritage controlled more than fifty percent of the Company's common stock. Given that the Rescission is the subject of litigation, it is possible that a change of control of the Company could occur in the event that the litigation is resolved in favor of the shareholders of Heritage. See Part II, Item 1 "Legal Proceedings".

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial InformationUPDATE 3 & 6 MONTH
	Three months ended
	June 30,
	2005	2004
Revenue, net	$0	$	- 0 -

Gross profit (loss)	(0)		(24,000)

Operating loss	(262,435)		(24,000)

Other income (expense)	(3,938)		(5,000)

Net income (loss)	(266,373)		(29,000)

	Three months ended
	June 30,
	2005	2004
Revenue, net	$0	$	- 0 -

Gross profit (loss)	(0)		(24,000)

Operating loss	(262,435)		(24,000)

Other income (expense)	(3,938)		(5,000)

Net income (loss)	(266,373)		(29,000)
	June 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$0	$	- 0 -

Total Current Assets	0		21,284

Total Assets	1,415,934		410,409

Total Current Liabilities	588,665		318,851

Total stockholders equity	$827,269		$91,558

Discussion

During the six-month period ended June 30, 2005 we had no revenues from operations due to the fact that we are in the process of developing and deploying our wireless network. During the six-month period we focused much of our efforts on deploying a wireless mesh in St. George, Utah, which has yet to produce revenues. We expect revenues from the sale of subscriptions for our service to occur during the fourth quarter of 2005.

We had no revenues for the six months ended June 30, 2005. Management believes that it will begin generating significant revenues from its wireless network operations during the fourth quarter of 2005

Marketing and promotion expenses were limited in the first half of 2005 due to the fact that our network has yet to be deployed.

Our operating expenses totaled $428,297 147.312 during the first half of 2005, compared to $72,000 during the first half of 2004. This dramatic increase in operating expenses is attributable to the acquisition and subsequent rescission of Heritage and the accompanying increases in office and staff expenses. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

 Liquidity and Capital Resources

At June 30, 2005, we had no cash or cash equivalents, which is the same as on June 30, 2004 and compared to $7,000 at December 31, 2004. NEED TO EXPLAIN WHERE ALL THE CASH WENT FROM THE OFFERING  NONE OF THE REST OF THESE PARAGRAPHS MAKE SENSE WITH A ZERO BALANCE IN CASH.

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

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note, accrued at an annual rate of 9% per annum, was approximately $____ at June 30, 2005. The repayment terms of this note have historically been a matter of contention between the Company and the former director, and are currently under discussion. Therefore, we cannot currently determine the ultimate outcome of this matter.

The Company is currently involved in various lawsuits with Heritage related to the Share Exchange Agreement and the Rescission as both a plaintiff and a defendant. The lawsuits described below are in their initial stages and the outcomes of such are undeterminable at the present time.

On July 14, 2005, Heritage served the Company and several defendants making them parties to a lawsuit in the State of Utah, Third District Court, Civ. No. 05-091-1718. The lawsuit seeks damages for a purported rescission by the Company of the Share Exchange Agreement wherein the Company acquired Heritage. The suit also seeks from $5,000,000 to $15,000,000 in damages from the Company and several of its officers, directors and agents for an alleged failure to raise funds in the several months since Heritage was acquired in February 2005. During the past several months, the Company has raised and provided to Heritage over $2,000,000 in stock offerings and loans, the bulk of which Heritage deployed into its operations. We believe Heritage's claims are without merit and merely an attempt by the Heritage Parties to interfere with the Rescission of the Share Exchange Agreement.

Also on July 14, 2005, and in addition to the lawsuit filed by Heritage, the Heritage Parties, in their capacity as shareholders of the Company, filed and served several agents of the Company, who were also named in Case No. 05-091-1718, with a lawsuit seeking declaratory relief from the court that would legitimize the Heritage Parties shareholder attempted actions referenced herein. In this second lawsuit also filed in the State of Utah, Third District Court, case #05-091-2224, the Heritage Parties rely on a purported proxy in favor of David Thayne from Dean Becker, owner of 10,000,000 shares, or approximately 19% of our outstanding common stock, as a basis to claim that they control over 50% of our common shares. However, Dean Becker and the Company disputes that the proxy was ever consummated because, among other reasons, failure of consideration and no voting agreement pursuant to Nevada State Statute 78.355 (section 5) was agreed to or executed as required in the face of the proxy and by the Statute. In addition, Dean Becker gave notice to David Thayne of revocation of any proxy. Similar to the lawsuit against the Company, this lawsuit also alleges liability to the parties for failure to raise more money to fund Heritages operations. Our agents intend to answer the complaint and move to consolidate this action with Case No. 05-091-1718. Our agents also intend to take all available remedial actions against Brian Steffensen, Martin Tanner, David Thayne, Jerry Warnick, and Heritage for violations of state and federal securities acts.

Part of the Company's Answer and Counter Claimomplaint states that, the Company believes among other things, that Heritage was required to exhibit a substantial degree of development and functional operability of the mesh system, but and failed to perform. In addition, contrary to the and that the share exchange agreement contains specific representations and warranties by Heritage in the Share Exchange Agreement wherein Heritage, specifically warranted as set forth in section 4.15, titled "Taxes" which states that: "Heritage has filed all federal, state and local tax and information returns which are required to be filed by it and such returns are true and correct and that Heritage has paid all taxes, interest and penalties, if any, reflected in such tax returns or otherwise due and payable by it", . Heritage has material amounts of previously undisclosed and unpaid employee withholding taxes that, according to the Company's management, Heritage's undisclosed and unpaid taxes appear to exceed by several hundred thousand dollars that were not disclosed.

Prior to their lawsuit, On June 23, 2005, Martin Tanner, the corporate secretary, resigned as corporate secretary in writing. On June 27, 2005, Jerry Warnick, member of the Board of Directors, Vice President and COO, resigned as a director and Officer in writing. On July 2, 2005, without notice to all shareholders as required by the laws of the State of Nevada (NRS 78.320(2)) and in direct violation of the adopted by-laws of the company, Brian Steffensen Attorney for Heritage, Jerry Warnick Former Officer and Director of CoConnect Martin Tanner Former Officer of CoConnect,, and David Thayne [President of Heritage], attempted to undertake a "Joint Action of Directors and Shareholders of CoConnect Without Meeting." in which they attempted to fire Tim Thayne and Robert Thele as directors, attempted to fire all officers of the Company and to appoint Jerry Warnick as the sole Officer and Director of the company, attempted to rescind all actions of the Board of Directors not specifically approved by Jerry Warnick and declare that Jerry Warnick is the only party entitled to sign checks.

On July 14, 2005, the above parties, again acting in violation of the bylaws of the corporation, attempted to ratify the issuance of 50,000,000 new shares of CoConnect without any stated consideration, ratified the actions of their prior illegal meeting of July 2, 2005, demanded that all personnel vacate the corporate offices, demanded that Tim Thayne discontinue acting as president of the corporation and attempted to terminate the services of the attorney for CoConnect. CoConnect has discovered that the proprietary hardware and technology claimed by Heritage as proprietary is available from another vendor at a lower cost and greater functionality than any hardware produced or created by Heritage at any time.

The Company's Counter-Claim prays requests that judgment be rendered against Heritage for breach of contract in the amount of $2,500,000. The Company has asked that the Court render judgment against Heritage and in favor of the Company as follows: 1. For an Order from the court, ratifying the rescission between the Company and Heritage; 2. For an Order divesting Heritage of: a. all claims to the Company's local telephone number; b. all claims to the Company's toll free telephone number; c. all claims to the internet domain name of CoConnect.com; and d. any claim to the FedEx account in the name of CoConnect. 3. For an Order that all funds found to be misappropriated by Heritage be ordered returned to the Company, with interest. 4. For judgment finding that Heritage has breached the contract between the parties; 5. For a judgment for damages of no less than $2,500,000.00 for breach of contract; 6. For such other relief as the Court deems just and equitable in the circumstances; 7. For costs of court and reasonable attorneys fees, if applicable.

On July 19, 2005 the Company filed a Motion to Disqualify Plaintiffs Counsel in the Third District Court in Civil No. 050911718. The Company petitioned for the court to grant the motion based on several conflicts of interest with respect to Plaintiffs Counsel, Brian W. Steffensen.

The Company moved the court to consolidate the after filed case of 05-091-22243, with case number 05-091-1718 on the grounds of judicial economy and on the further grounds that many of the parties and issues in both cases are similar and arise from the same set of facts.

The Company is subject to various other claims and legal actions arising in the ordinary course of business, and management believes that the amount, if any, that may result from such claims will not have a material adverse effect on our financial statements.

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

Item 3. Defaults Upon Senior Securities.

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at June 30, 2005. Interest payable on the note, accrued at an annual rate of 9% per annum, was $_____ on June 30, 2005. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Voteof Security Holders.

The share exchange agreement discussed in Item 5 below was approved by a majority of the shareholders on February 23, 2005 by an action of the stockholders by written consent pursuant to Section 78.320 of the Nevada Revised Statutes.

Item 5. Other Information.

(a) Acquisition of Heritage Communications

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

(b) Rescission of Agreement to Acquire Heritage Communications

Subsequent to the Closing, the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations, the Company rescinded the Share Exchange Agreement on July 14, 2005. As a result of the Rescission, the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

(c) Letter of Intent to Acquire TV and Radio Subsidiary

On February 28, 2005, we entered into a letter of intent with MB Media Group, Inc. to purchase all of its assets. On July 19, 2005, we elected not to proceed with this acquisition.

(d) Change in Address

1.  Change in Address

The Registrants principal address is now:

480 E. 6400 South, Ste 230

Salt Lake City, Utah 84107

The Registrants phone number is:

(801) 266-9393

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (filed with this report unless indicated below)

Exhibit 2.3 Minutes of the Board Concerning the Rescission dated as of July 14, 2005 of the Registrant and Heritage.

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

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.

Dated: September __, 2005

LJ Eikov

By: /s/ LJ Eikov

LJ Eikov, President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a - 14(a) OF THE

SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, L.J. Eikovcertify that:

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

/s/ L.J. Eikov

L. J. Eikov, Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

September __, 2005

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended June 30, 2005, L.J. Eikov hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

        the quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
        the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ L.J. Eikov

L. J. Eikov, Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

September __, 2005