Form 10QSB/A
period 2005-03-31
COCONNECT INC
filed 2005-09-27
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,2005

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

0-26533
(Commission File No.)

COCONNECT, INC.

(Formerly Advanced Wireless Communications, Inc.)

(name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 E. 6400 S.,Ste 230,Salt Lake City,Utah	84107-7595
(Address of principal executive offices)	(Zip Code)

Issuers telephone number: (801) 266-9393

As of March 31,2005,the Registrant had 46,001,255 shares of Common Stock,$0.001 par value outstanding.

Item 1.  Financial Statements.

CoConnect, Inc.
Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004
	(Restated)
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 10,111	$ 6,634
Prepaid expenses	-	14,650

Total Current Assets	10,111	21,284

PROPERTY AND EQUIPMENT,net	10,470	-

OTHER ASSETS

Deposits	7,825	7,825
Notes receivable	644,250	20,000
Intangible assets	361,300	361,300

Total Other Assets	1,013,375	389,125

TOTAL ASSETS	$ 1,033,956	$ 410,409

CoConnect, Inc.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2005	2004
	(Restated)
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$ 50,790	$ 3,403
Accrued interest payable	141,786	137,848
Accrued expenses	2,600	2,600
Notes payable	225,000	175,000

Total Current Liabilities	420,176	318,851

LONG-TERM LIABILITIES

Convertible notes payable	50,000	-

Total Long-Term Liabilites	50,000	-

TOTAL LIABILITIES	470,176	318,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock,par value $0.001 per share;
50,000,000 shares authorized; 15,881,255 and
15,047,755 shares issued and outstanding,
respectively	15,881	15,048
Additional paid-in capital	8,425,330	7,687,568
Accumulated deficit	(7,877,431)	(7,611,058)

Total Stockholders' Equity	563,780	91,558

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 1,033,956	$ 410,409

CoConnect, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Restated)

REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting expensees	115,123	-
General and administrative	147,312	24,000

Total Operating Expenses	262,435	24,000

NET OPERATING LOSS	(262,435)	(24,000)

OTHER EXPENSE

Interest expense	(3,938)	(5,000)

Total Other Expense	(3,938)	(5,000)

NET LOSS	$ (266,373)	$ (29,000)

BASIC LOSS PER COMMON SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	15,641,211	4,062,845

CoConnect, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (266,373)	$ (29,000)

Changes in operating assets and liabilities:
Prepaid expenses	14,650
Accounts payable	47,387	-
Accrued interest and expenses	3,938	29,000

Net Cash Used in Operating Activities	(200,398)	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable	(624,250)	-
Purchases of fixed assets	(10,470)	-

Net Cash Used in Investing Activities	(634,720)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	838,500	-
Stock offering costs	(99,905)	-
Proceeds received on notes payable	100,000	-

Net Cash Provided by Financing Activities	838,595	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,477	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	6,634	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 10,111	$ -

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ -	$ -
Income taxes	$ -	$ -

CoConnect, Inc.

Notes to the Condensed Financial Statements

March 31,2005 and December 31,2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments,which,in the opinion of management,are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading,it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31,2004 included in its Form 10-KSB. Operating results for the three months ended March 31,2005 are not necessarily indicative of the results to be expected for the year ending December 31,2005.

NOTE 2 - MATERIAL EVENTS

Organization

The Company (formerly Advanced Wireless Communications, Inc.) changed its name to CoConnect, Inc. on January 31,2005.

Acquisition of Heritage Communications, Inc. and Rescission of Agreement

On January 28,2005,the Company executed a Share Exchange Agreement (the "Agreement") with Heritage Communications, Inc. ("Heritage") and its shareholders. The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company's common stock as provided by the Agreement.

As part of the Agreement,Heritage provided warranties and representations that,among other items,it had no undisclosed outstanding indebtedness and that it had filed all federal,state and local tax returns which were required and that Heritage had paid all taxes,interest and penalties,if any,due and payable related to its tax liabilities. Subsequent to the Agreement being executed,the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations,the Company rescinded the Agreement on July 14,2005. As a result of the rescission,the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

Restated Financial Statements

The Company's financial statements as of and for the period ended March 31,2005 included herewith have been amended and restated to not include Heritage as the rescission of the Share Exchange Agreement has been recorded retroactively.

CoConnect, Inc.

Notes to the Condensed Financial Statements

March 31,2005 and December 31,2004

NOTE 2 - MATERIAL EVENTS (Continued)

Notes Payable

The Company received a loan totaling $50,000 in March 2005. The loan bears interest at 8% and is due on demand.

Convertible Note Payable

The Company issued a convertible promissory note on March 20,2005 in exchange for $50,000. The note is convertible into common stock of the Company at the rate of $0.50 per share at the option of the note holder. The note bears interest at the rate of one tenth of one percent (0.1%) per annum. The note is due on or before April 30,2005. Subsequent to the first quarter,the note holder converted the entire balance into 100,000 shares of common stock on April 7,2005. As a result of the subsequent conversion,the convertible note payable is being shown as long-term on the balance sheet as of March 31,2005.

Common Stock Issuances

During the quarter ended March 31,2005,the Company issued 833,500 shares of its common stock for cash of $838,500. The Company also incurred stock offering costs of $99,905 related to these stock issuances which have been recorded as a reduction of additional paid-in capital.

Notes Receivable

The Company has made advances to Heritage Communications, Inc. (see explanation of relationship above) totaling $644,250. These advances have no formal repayment terms; however,the Company expects to be able to collect the balance.

Lawsuits

The Company is currently involved in various lawsuits with Heritage related to the Share Exchange Agreement and the termination thereof. The Company is involved as both a plaintiff and a defendant. The lawsuits are in their initial stages and the outcomes of such are undeterminable at the present time.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing and deploying a mobile wireless network,which currently remains under development. This high-speed proprietary mobile wireless network is designed to deliver communication products at speeds up to 45 megabits per second,which is comparable to the bandwidth of a DS-3 circuit. If our high-speed network is completed and we are able to deploy it,the delivery of our bandwidth will be virtually seamless due to our super node mesh,which is designed to provide uninterrupted wireless signal coverage throughout a geographic area.

We plan to develop or acquire the rights to products that can be delivered over our high-speed network. These target products include internet service,voice over internet protocol (VoIP),video entertainment and internet protocol television (IPTV),and video-on-demand (VoD).

 We have had no revenues in the past several years. However,we are continuing to work on developing our mobile wireless network and products which can be delivered over the network,initially high speed internet access. Currently we are beginning to generate limited revenues from those activities. As we expand our product offerings,we hope to develop a model whereby we derive revenue from a combination of products and joint ventures.

On January 28,2005,the Company executed a Share Exchange Agreement (the "Agreement") with Heritage Communications, Inc. ("Heritage") and its shareholders. The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company's common stock as provided by the Agreement.

As part of the Agreement,Heritage provided warranties and representations that,among other items,it had no undisclosed outstanding indebtedness and that it had filed all federal,state and local tax returns which were required and that Heritage had paid all taxes,interest and penalties,if any,due and payable related to its tax liabilities. On or about July 6,2005,the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations,the Company rescinded the Agreement on July 14,2005 (the "Rescission"). As a result of the Rescission,the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

The purpose of filing this amended quarterly report is to rescind the previously issued financial information that included Heritage and to restate the Company's financial information taking into account the effects of the Rescission.

Prior to the Rescission the shareholders of Heritage controlled more than fifty percent of the Company's common stock. Given that the Rescission is the subject of litigation,it is possible that a change of control of the Company could occur in the event that the litigation is resolved in favor of the shareholders of Heritage. See Part II,Item 1 "Legal Proceedings".

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information
	Three months ended
	March 31,
	2005	2004
Revenue,net	$0	$	- 0 -

Gross profit (loss)	(0)		(24,000)

Operating loss	(262,435)		(24,000)

Other income (expense)	(3,938)		(5,000)

Net income (loss)	(266,373)		(29,000)

	March 31, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$10,111	$	- 0 -

Total Current Assets	10,111		25,000

Total Assets	1,033,956		145,000

Total Current Liabilities	420,176		801,000

Total stockholders equity	$563,780		$145,000

Discussion

During the three month period ended March 31,2005 our revenues from operations were limited due to the fact that we are in the process of developing and deploying our wireless network. During the three month period we focused much of our efforts on deploying a wireless mesh in St. George,Utah,which has yet to produce revenues. We expect that revenues from the sale of subscriptions for our service to occur during the second half of 2005.

In February 2005 we entered into agreement with MB Media Group to acquire its TV and radio assets to create an immediate revenue stream. In addition,MB Media Groups 7 towers and 8 FM translator stations and licensed frequency spectrum provide a backbone to deliver our services throughout southern Utah. MB Media Groups assets also include full production facilities. We believe that once these assets are developed and improved,they can be integrated into our business to increase our revenues or some of the assets can be resold at a profit.

We had no revenues for the three months ended March 31,2005 . Management believes that it will begin generating significant revenues from its wireless network operations during the fourth quarter of 2005

Marketing and promotion expenses were limited in the first quarter of 2005 due to the fact that our network has yet to be deployed.

Our general and administrative expenses totaled $147.312 during the first quarter of 2005,compared to $24,000 during the first quarter of 2004. This dramatic increase in general and administrative expenses is attributable to the acquisition of Heritage and the accompanying increases in office and staff expenses. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters,while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At March 31,2005,we had cash and cash equivalents of $10,111,compared to no cash on hand on the same date one year earlier,and $7,000 at December 31,2004. Our increased cash balance during the first three months of 2005 is largely attributable to the offering and sale of our common stock during the first quarter of 2005 in a private offering. In the private offering,we offered and sold a total of 741,000 shares of common stock for a purchase price of $1.00 per share

We raised gross proceeds of $740,000 in the private offering,of which a total of approximately $75,000 was paid to the placement agent in commissions and fees,resulting in net proceeds to the Company of approximately $665,000.

Proceeds from the private offering will not be sufficient to fund our continuing operations at their current level through the second quarter of 2005 and additional funding will be required to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition,management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future,we may not be able to fund expansion,take advantage of future opportunities,meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities,obtaining credit facilities,or other financing mechanisms.

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations,including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to,among other things,future economic,competitive and market conditions,future business decisions,and the time and money required to successfully complete development projects,all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable,any of those assumptions could prove inaccurate and,therefore,there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development,the company may alter its marketing,capital expenditure plans or other budgets,which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein,the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision of the Company's Chief Executive Officer and Chief Financial Officer,of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were deficient.

Because of the inactivity of the Company and lack of operations during the years ended December 31,2001,2002,2003 and portions of the year ended December 31,2004,the Company did not maintain formal financial books and records. The financial books and records of the Company for these periods were subsequently compiled from documents and records obtained from various sources,including the former presidents of the Company.

During the latter part of 2004 and to the present,the Company has implemented a full accounting system,and continues to implement procedures and controls to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded,processed,summarized and reported within the time periods specified in the rules and forms of the SEC.

(B) Changes in internal controls

Other than the matter discussed above,during the quarterly period covered by this report,there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has an unsecured note payable to a former director with a principal balance of $175,000. Interest payable on the note,accrued at an annual rate of 9% per annum,was approximately $118,133 at March 31,2005. The repayment terms of this note have historically been a matter of contention between the Company and the former director,and are currently under discussion. Therefore,we cannot currently determine the ultimate outcome of this matter.

The Company is currently involved in various lawsuits with Heritage related to the Share Exchange Agreement and the Rescission as both a plaintiff and a defendant. The lawsuits described below are in their initial stages and the outcomes of such are undeterminable at the present time.

On July 14,2005,Heritage served the Company and several defendants making them parties to a lawsuit in the State of Utah,Third District Court,Civ. No. 05-091-1718. The lawsuit seeks damages for a purported rescission by the Company of the Share Exchange Agreement wherein the Company acquired Heritage. The suit also seeks from $5,000,000 to $15,000,000 in damages from the Company and several of its officers,directors and agents for an alleged failure to raise funds in the several months since Heritage was acquired in February 2005. During the past several months,the Company has raised and provided to Heritage over $2,000,000 in stock offerings and loans,the bulk of which Heritage deployed into its operations. We believe Heritage's claims are without merit and merely an attempt by the Heritage Parties to interfere with the Rescission of the Share Exchange Agreement.

Also on July 14,2005,and in addition to the lawsuit filed by Heritage,the Heritage Parties,in their capacity as shareholders of the Company,filed and served several agents of the Company,who were also named in Case No. 05-091-1718,with a lawsuit seeking declaratory relief from the court that would legitimize the Heritage Parties shareholder attempted actions referenced herein. In this second lawsuit also filed in the State of Utah,Third District Court,case #05-091-2224,the Heritage Parties rely on a purported proxy in favor of David Thayne from Dean Becker,owner of 10,000,000 shares,or approximately 19% of our outstanding common stock,as a basis to claim that they control over 50% of our common shares. However,Dean Becker and the Company disputes that the proxy was ever consummated because,among other reasons,failure of consideration and no voting agreement pursuant to Nevada State Statute 78.355 (section 5) was agreed to or executed as required in the face of the proxy and by the Statute. In addition,Dean Becker gave notice to David Thayne of revocation of any proxy. Similar to the lawsuit against the Company,this lawsuit also alleges liability to the parties for failure to raise more money to fund Heritages operations. Our agents intend to answer the complaint and move to consolidate this action with Case No. 05-091-1718. Our agents also intend to take all available remedial actions against Brian Steffensen,Martin Tanner,David Thayne,Jerry Warnick,and Heritage for violations of state and federal securities acts.

Part of the Company's Answer and Counter Claim complaint states that,the Company believes among other things,that Heritage was required to exhibit a substantial degree of development and functional operability of the mesh system,but and failed to perform. In addition,contrary to the and that the share exchange agreement contains specific representations and warranties by Heritage in the Share Exchange Agreement wherein Heritage,specifically warranted as set forth in section 4.15,titled "Taxes" which states that: "Heritage has filed all federal,state and local tax and information returns which are required to be filed by it and such returns are true and correct and that Heritage has paid all taxes,interest and penalties,if any,reflected in such tax returns or otherwise due and payable by it",. Heritage has material amounts of previously undisclosed and unpaid employee withholding taxes that,according to the Company's management,Heritage's undisclosed and unpaid taxes appear to exceed by several hundred thousand dollars that were not disclosed.

Prior to their lawsuit,On June 23,2005,Martin Tanner,the corporate secretary,resigned as corporate secretary in writing. On June 27,2005,Jerry Warnick,member of the Board of Directors,Vice President and COO,resigned as a director and Officer in writing. On July 2,2005,without notice to all shareholders as required by the laws of the State of Nevada (NRS 78.320(2)) and in direct violation of the adopted by-laws of the company,Brian Steffensen [Attorney for Heritage],Jerry Warnick [Former Officer and Director of CoConnect],,Martin Tanner [Former Officer of CoConnect],,and David Thayne [President of Heritage],attempted to undertake a "Joint Action of Directors and Shareholders [of CoConnect] Without Meeting." in which they attempted to fire Tim Thayne and Robert Thele as directors,attempted to fire all officers of the Company and to appoint Jerry Warnick as the sole Officer and Director of the company,attempted to rescind all actions of the Board of Directors not specifically approved by Jerry Warnick and declare that Jerry Warnick is the only party entitled to sign checks.

On July 14,2005,the above parties,again acting in violation of the bylaws of the corporation,attempted to ratify the issuance of 50,000,000 new shares of CoConnect without any stated consideration,ratified the actions of their prior illegal meeting of July 2,2005,demanded that all personnel vacate the corporate offices,demanded that Tim Thayne discontinue acting as president of the corporation and attempted to terminate the services of the attorney for CoConnect. CoConnect has discovered that the proprietary hardware and technology claimed by Heritage as proprietary is available from another vendor at a lower cost and greater functionality than any hardware produced or created by Heritage at any time.

The Company's Counter-Claim prays requests that judgment be rendered against Heritage for breach of contract in the amount of $2,500,000. The Company has asked that the Court render judgment against Heritage and in favor of the Company as follows: 1. For an Order from the court,ratifying the rescission between the Company and Heritage; 2. For an Order divesting Heritage of: a. all claims to the Company's local telephone number; b. all claims to the Company's toll free telephone number; c. all claims to the internet domain name of CoConnect.com; and d. any claim to the FedEx account in the name of CoConnect. 3. For an Order that all funds found to be misappropriated by Heritage be ordered returned to the Company,with interest. 4. For judgment finding that Heritage has breached the contract between the parties; 5. For a judgment for damages of no less than $2,500,000.00 for breach of contract; 6. For such other relief as the Court deems just and equitable in the circumstances; 7. For costs of court and reasonable attorneys fees,if applicable.

On July 19,2005 the Company filed a Motion to Disqualify Plaintiffs Counsel in the Third District Court in Civil No. 050911718. The Company petitioned for the court to grant the motion based on several conflicts of interest with respect to Plaintiffs Counsel,Brian W. Steffensen.

The Company moved the court to consolidate the after filed case of 05-091-22243,with case number 05-091-1718 on the grounds of judicial economy and on the further grounds that many of the parties and issues in both cases are similar and arise from the same set of facts.

The Company is subject to various other claims and legal actions arising in the ordinary course of business,and management believes that the amount,if any,that may result from such claims will not have a material adverse effect on our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31,2005,we issued and sold 740,000 shares of our common stock to 13 accredited investors for a total of $750,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933,as amended,because they did not involve a public offering,and on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D. We believe that this sale of securities did not involve a public offering because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D. On this basis,we believe the securities were sold subject to a safe-harbor afforded by Regulation D. The shares sold were restricted securities as defined in Rule 144 (a)(3). Further,each common stock certificate issued in connection with this private offering bears a legend providing,in substance,that the securities have been acquired for investment only and may not be sold,transferred or assigned in the absence of an effective registration statement or opinion of our counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at March 31,2005. Interest payable on the note,accrued at an annual rate of 9% per annum,was $118,133 at March 31,2005. The repayment terms of this note are currently under discussion between the management of the Company and the former director and,therefore,the ultimate outcome of this matter cannot currently be determined.

Item 4. Submission of Matters to a Vote of Security Holders.

The share exchange agreement discussed in Item 5 below was approved by a majority of the shareholders on February 23,2005 by an action of the stockholders by written consent pursuant to Section 78.320 of the Nevada Revised Statutes.

Item 5. Other Information.

(a) Acquisition of Heritage Communications

The description of the principal terms of the Share Exchange Agreement are subject to and qualified in their entirety by reference to the Share Exchange Agreement,a copy of which is attached to this Form 10-QSB and which is incorporated herein by reference.

You are strongly urged to read and carefully consider the Share Exchange Agreement for a complete description of the terms of the Merger.

On February 24,2005 (the "Closing" or the "Effective Time"),we acquired Heritage Communications, Inc. ("Heritage"') pursuant to Share Exchange Agreement dated as of January 28,2005,as amended as of February 24,2005,by and among the Registrant and Heritage. Pursuant to the terms of the Share Exchange Agreement,we acquired Heritage through the purchase of all of Heritages outstanding common stock at a rate of 3 shares of the Registrant for each share of Heritage exchanged. The stockholders of Heritage received a total of 30,000,000 restricted shares (the "Exchange Shares") of our common stock. Upon consummation of the Share Exchange Agreement,Heritage became our wholly-owned subsidiary.

(b) Rescission of Agreement to Acquire Heritage Communications

Subsequent to the Closing,the Company determined that material omissions and misrepresentations had been made by Heritage. As a result of these omissions and misrepresentations,the Company rescinded the Share Exchange Agreement on July 14,2005. As a result of the Rescission,the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

(c) Letter of Intent to Acquire TV and Radio Subsidiary

On February 28,2005,we entered into a letter of intent with MB Media Group, Inc. to purchase all of its assets. On July 19,2005,we elected not to proceed with this acquisition.

(d) Change in Address

1.  Change in Address

The Registrants principal address is now:

480 E. 6400 South,Ste 230

Salt Lake City,Utah 84107

The Registrants phone number is:

(801) 266-9393

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (filed with this report unless indicated below)

Exhibit 2.3 Minutes of the Board Concerning the Rescission dated as of July 14,2005 of the Registrant and Heritage.

Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,as amended,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31,2005.

SIGNATURES

In accordance with the requirements of the Exchange Act,the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.

Dated: September 26,2005

LJ Eikov

By: /s/ LJ Eikov

LJ Eikov,President and Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a - 14(a) OF THE

SECURITIES EXCHANGE ACT 0F 1934,AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,L.J. Eikov certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.).

2. Based on my knowledge,this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,in light of the circumstances under which such statements were made,not misleading with respect to the period covered by this report.

3. Based on my knowledge,the financial statements,and other financial information included in this report,fairly present in all material respects the financial condition,results of operations and cash flows of the registrant as of,and for,the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) for the registrant and have:

a) designed such disclosure controls and procedures,or caused such disclosure controls and procedures to be designed under my supervision,to ensure that material information relating to the registrant,including its consolidated subsidiaries,is made known to me by others within those entities,particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected,or is reasonably likely to materially affect,the registrants internal control over financial reporting; and

5. I have disclosed,based on my most recent evaluation of internal control over financial reporting,to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record,process,summarize and report financial information; and

b) any fraud,whether or not material,that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

/s/ L.J. Eikov

L. J. Eikov,Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

September 26,2005

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

[UPDATE]

In connection with the Quarterly Report of CoConnect, Inc. (formerly Advanced Wireless Communications, Inc.) (the "Company") on Form 10-QSB for the quarter ended March 31,2005,L.J. Eikov hereby certifies,pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that,to the best of his knowledge:

        the quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
        the information contained in the quarterly report fairly presents,in all material respects,the financial condition and results of operations of the Company.

/s/ L.J. Eikov

L. J. Eikov,Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

September 26,2005