Form 10QSB
period 2005-09-30
COCONNECT INC
filed 2005-12-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

As of June 30, 2005, the Registrant had 16,252,255 shares of Common Stock, $0.001 par value outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X  ]  No.[   ]

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.)

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets, September 30, 2005

   and December 31, 2004 (unaudited)

3

Condensed Statement of Loss for the Three Months

   ended September 30, 2005 and 2004 (unaudited)

5

Condensed Statement of Loss for the Nine Months

   ended September 30, 2005 and 2004 (unaudited)

6

Condensed Statements of Cash Flows for the Nine Months

   ended September 30, 2005 and 2004 (unaudited)

7

Notes to Condensed Financial Statements (unaudited)

9

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

Item 3.

Controls and Procedures

14

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 2.

Changes in Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

19

SIGNATURES

20

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CoConnect, Inc.
Balance Sheets

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ -	$ 6,634
Prepaid expenses	5,000	14,650

Total Current Assets	5,000	21,284

PROPERTY AND EQUIPMENT, net	18,011	-

OTHER ASSETS

Deposits	7,825	7,825
Notes receivable	1,035,357	20,000
Intangible assets	361,300	361,300

Total Other Assets	1,404,482	389,125

TOTAL ASSETS	$ 1,427,493	$ 410,409

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Bank overdraft	$ 922	$ -
Accounts payable	112,025	3,403
Accrued interest payable	156,230	137,848
Accrued expenses	2,600	2,600
Notes payable - related parties	145,951	-
Notes payable	337,000	175,000

Total Current Liabilities	754,728	318,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $0.001 per share;
50,000,000 shares authorized; 16,252,255 and
15,047,755 shares issued and outstanding,
respectively	16,252	15,048
Additional paid-in capital	8,866,919	7,687,568
Accumulated deficit	(8,210,406)	(7,611,058)

Total Stockholders' Equity	672,765	91,558

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 1,427,493	$ 410,409

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2005	2004

REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting expenses	82,233	-
General and administrative	63,624	22,000

Total Operating Expenses	145,857	22,000

NET OPERATING LOSS	(145,857)	(22,000)

OTHER EXPENSE

Interest expense	(8,646)	(5,000)

Total Other Expense	(8,646)	(5,000)

NET LOSS	$ (154,503)	$ (27,000)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,252,255	4,062,845

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.
Statements of Operations (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting expenses	286,865	-
General and administrative	287,290	94,000

Total Operating Expenses	574,155	94,000

NET OPERATING LOSS	(574,155)	(94,000)

OTHER EXPENSE

Interest expense	(25,193)	(16,000)

Total Other Expense	(25,193)	(16,000)

NET LOSS	$ (599,348)	$ (110,000)

BASIC LOSS PER COMMON SHARE	$ (0.04)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,035,746	4,062,845

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (599,348)	$ (110,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,555	-
Changes in operating assets and liabilities:
Prepaid expenses	9,650	-
Accounts payable	108,622	(65,000)
Accrued interest and expenses	18,382	55,000

Net Cash Used in Operating Activities	(460,139)	(120,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable	(1,015,357)	-
Proceeds from the sale of intangible assets	-	120,000
Purchases of fixed assets	(20,566)	-

Net Cash Provided (Used) by Investing Activities	(1,035,923)	120,000

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

Increase in bank overdraft	922	-
Common stock issued for cash	1,245,000	-
Stock offering costs	(114,445)	-
Proceeds from notes payable - related parties	165,600	-
Payments on notes payable - related parties	(19,649)	-
Proceeds received on notes payable	212,000	-

Net Cash Provided by Financing Activities	1,489,428	-

	(6,634)	-

	6,634	-

	$ -	$ -

Interest	$ -	$ -
Income taxes	$ -	$ -

Note payable converted into common stock	$ 50,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

CoConnect, Inc.

Notes to the Condensed Financial Statements

September 30, 2005 and December 31, 2004

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004 included in its Form 10-KSB.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

NOTE 2 -

MATERIAL EVENTS

Organization

The Company (formerly Advanced Wireless Communications, Inc.) changed its name to CoConnect, Inc. on January 31, 2005.

Acquisition of Heritage Communications, Inc. and Rescission of Agreement

On January 28, 2005, the Company executed a Share Exchange Agreement (the “Agreement”) with Heritage Communications, Inc. (“Heritage”) and its shareholders.  The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company’s common stock as provided by the Agreement.

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

CoConnect, Inc.

Notes to the Condensed Financial Statements

September 30, 2005 and December 31, 2004

NOTE 2 -

MATERIAL EVENTS (Continued)

Notes Payable & Notes Payable – Related Parties

During the nine months ended September 30, 2005, the Company has received additional loans totaling $327,600.  The Company has made payments of $19,649 on these new loans.  These new loans bear interest at 8% and are due on demand.  The balance due for the notes payable and notes payable – related parties is $337,000 and $145,951, respectively, as of September 30, 2005.

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

Common Stock Issuances

During the nine months ended September 30, 2005, the Company issued 1,104,500 shares of its common stock for cash of $1,245,000.  The Company also incurred stock offering costs of $114,445 related to these stock issuances which have been recorded as a reduction of additional paid-in capital.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing, deploying, and or acquiring wireless technology, which currently remains under development.

We have had no revenues in the past several years. However, we are continuing to work on developing wireless technology and products. As we expand our product offerings, we hope to develop a model whereby we derive revenue from a combination of products, acquisitions and joint ventures.

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

Our operations are currently funded by capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	September 30,
	2005	2004
Revenue, net	$0	$0

Gross profit (loss)	0	0

Operating loss	(145,857)	(22,000)

Other income (expense)	(8,646)	(5,000)

Net income (loss)	(154,503)	(27,000)
	Nine months ended
	September 30,
	2005	2004
Revenue, net	$0	$0

Gross profit (loss)	0	0

Operating loss	(574,155)	(94,000)

Other income (expense)	(25,193)	(16,000)

Net income (loss)	(599,348)	(110,000)
	September 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$0	$6,634

Total Current Assets	5,000	21,284

Total Assets	1,427,493	410,409

Total Current Liabilities	754,728	318,851

Total stockholders equity	$672,765	$91,558

Discussion

We have had no revenues in the past several years. However, we are continuing to work on developing wireless technology and products. As we expand our product offerings, we hope to develop a model whereby we derive revenue from a combination of products, acquisitions and joint ventures

We had no revenues for the nine months ended September 30, 2005. Management believes that it will begin generating significant revenues from its operations during the first quarter of 2006

Our operating expenses totaled $574,155 during the first nine months of 2005, compared to $94,000 during the first nine months of 2004. This dramatic increase in operating expenses is attributable to the acquisition and subsequent rescission of Heritage and the accompanying increases in office and staff expenses. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At September 30, 2005, we had no cash or cash equivalents, as compared to approximately $6,634 at December 31, 2004.

We raised gross proceeds of $1,245,000 in the private offering, of which a total of approximately $114,445 was paid to the placement agent in commissions and fees, resulting in net proceeds to the Company of approximately $1,130,555.

A significant portion of the gross proceeds was provided to the Heritage subsidiary and was used by the subsidiary for its operations however we have determined that approximately $177,000 of these funds were moved out of the Company’s control and into a company controlled by David Thayne (the “embezzled funds”). The Company has filed a lawsuit in the Second District Court in Davis County for the State of Utah against David Thayne, Rebecca Thayne, Jerry Warnick, (former officer and director of CoConnect) and Martin Tanner, (former Secretary and Treasurer of CoConnect) for Embezzlement, Conversion, Breach of Fiduciary Duty, and Fraud.

Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue as a result of the executions of current tactical and strategy plans.

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

On July 14, 2005, Heritage served the Company and several defendants making them parties to a lawsuit in the State of Utah, Third District Court, Civ. No. 05-091-1718. The lawsuit seeks damages for a purported rescission by the Company of the Share Exchange Agreement wherein the Company acquired Heritage. The suit also seeks from $5,000,000 to $15,000,000 in damages from the Company and several of its officers, directors and agents for an alleged failure to raise funds in the several months since Heritage was acquired in February 2005. During the past several months, the Company has raised and provided to Heritage over $2,000,000 in stock offerings and loans, the bulk of which Heritage deployed into its operations however as previously mentioned the Company believes that approximately $177,000 were embezzled by the principal officers of Heritage. We believe Heritage's claims are without merit and merely an attempt by the Heritage Parties to interfere with the Rescission of the Share Exchange Agreement.

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

Part of the Company's Answer and Counter Claim Complaint states that, the Company believes among other things, that Heritage was required to exhibit a substantial degree of development and functional operability of the mesh system and failed to perform. The Company also learned that David Thayne had purported to have technology which did not exist namely the a technology that purported to include among other things a wireless mesh network capable of moving data at rate up to 45 megabits.  In addition, Heritage in the Share Exchange Agreement specifically warranted as set forth in section 4.15, titled "Taxes" that: "Heritage has filed all federal, state and local tax and information returns which are required to be filed by it and such returns are true and correct and that Heritage has paid all taxes, interest and penalties, if any, reflected in such tax returns or otherwise due and payable by it.". Heritage has material amounts of previously undisclosed and unpaid employee withholding taxes. According to Heritage management, Heritage's undisclosed and unpaid taxes appear to be in excess of several hundred thousand dollars.

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

On July 14, 2005, the above parties, again acting in violation of the bylaws of the corporation, attempted to ratify the issuance of 50,000,000 new shares of CoConnect without any stated consideration, ratified the actions of their prior illegal meeting of July 2, 2005, demanded that all personnel vacate the corporate offices, demanded that Tim Thayne discontinue acting as president of the corporation and attempted to terminate the services of the attorney for CoConnect. CoConnect has discovered that the proprietary hardware and technology claimed by Heritage as proprietary is available from another vendor at a lower cost and greater functionality than any hardware produced or created by Heritage at any time. Further the Heritage claims of 45 megabit data speeds on their purported mesh network does not exist.

The Company's Counter-Claim prays that judgment be rendered against Heritage for breach of contract in the amount of $2,500,000. The Company has asked that the Court render judgment against Heritage and in favor of the Company as follows: 1. For an Order from the court, ratifying the rescission between the Company and Heritage; 2. For an Order divesting Heritage of: a. all claims to the Company's local telephone number; b. all claims to the Company's toll free telephone number; c. all claims to the internet domain name of CoConnect.com; and d. any claim to the FedEx account in the name of CoConnect. 3. For an Order that all funds found to be misappropriated by Heritage be ordered returned to the Company, with interest. 4. For judgment finding that Heritage has breached the contract between the parties; 5. For a judgment for damages of no less than $2,500,000.00 for breach of contract; 6. For such other relief as the Court deems just and equitable in the circumstances; 7. For costs of court and reasonable attorneys fees, if applicable.

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

On November 3, 2005, the court granted our Motion to Disqualify Counsel for Heritage Communications, Inc. in case #05-091-1718. As a result of the Court granting our Motion to Disqualify Mr. Steffensen the Court noted: While Mr. Steffensen attempts to downplay his role with respect to defendant CoConnect, it is clear that he was directly involved in issues that concerned both defendant CoConnect and Heritage Communications. Accordingly, the Court grants the defendants Motion to Disqualify.

On November 15, 2005, in a minute entry, the court reminded Mr. Steffensen that he has been disqualified as counsel for Heritage Communications, Inc. as of November 3, 2005 and that he may not represent Heritage Communications.

On December 14, 2005 CoConnect, Inc. filed a lawsuit in the Second District Court in Davis County for the State of Utah against David Thayne, Rebecca Thayne, Jerry Warnick, (former officer and director of CoConnect) and Martin Tanner, (former Secretary and Treasurer of CoConnect) for Embezzlement, Conversion, Breach of Fiduciary Duty, and Fraud.

Among other things CoConnect asserts that defendant Jerry Warnick, who was then the only signer on the only authorized bank account of CoConnect located at America First Credit Union in Salt Lake City Utah, and aided and abetted by Martin Tanner, ultimately transferred over one hundred seventy-seven thousand dollars ($177,000) (the “embezzled funds”) from CoConnect accounts to bank accounts not known to CoConnect, not accounted for to CoConnect and used to pay obligations not related to the operations of CoConnect, Inc. It is believed by plaintiff that the funds transferred to the unauthorized accounts of David and Rebecca Thayne were used to pay for personal vehicles driven by defendants, to make charitable contributions as tithing to defendants’ congregations of The Church of Jesus Christ of Latter-day Saints and for other illegal and unauthorized expenditures and other payables not related to CoConnect. It is believed by plaintiff that these funds were also used to pay expenditures and expenses of Heritage Internet Services, Inc., a defunct corporation controlled by David and Rebecca Thayne.

Due to the material and facts surrounding the lawsuit, CoConnect prays for the following: Plaintiff demands judgment of defendants, jointly and severally, for the sum of no less than one hundred seventy-seven dollars ($177,000) for the tort of embezzlement,   conversion, (as to defendants Tanner and Warnick) breach of fiduciary duty, punitive damages in the amount of $1,700,000, (as to defendant David Thayne) false representation of presently existing material facts in the amount of $2,400,000, for reasonable attorney’s fees, for costs of court, for prejudgment interest; and for such other and further relief as the court deems just and proper in the circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2005, we issued and sold common stock to accredited investors for a total of $1,245,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering, and on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D. We believe that this sale of securities did not involve a public offering because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D. On this basis, we believe the securities were sold subject to a safe-harbor afforded by Regulation D. The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of our counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has an unsecured note payable to a former director with a principal balance of $175,000 at September 30, 2005. Interest payable on the note, accrues at an annual rate of 9% per annum. The total interest payable as of September 30, 2005 was $126,008. The repayment terms of this note are currently under discussion between the management of the Company and the former director and, therefore, the ultimate outcome of this matter cannot currently be determined.

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

Item 6. Exhibits

(a) Exhibits (filed with this report unless indicated below)

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

COCONNECT, INC.

(FORMERLY ADVANCED WIRELESS COMMUNICATIONS, INC.)

Dated: December 21, 2005

LJ Eikov

By: /s/ LJ Eikov

LJ Eikov, Chief Executive Officer

(Principal Executive Officer)

David I. Davis

By:/s/ David I. Davis

David I. Davis President and Chief Financial Officer

(Principal Financial Officer)

20