Form 10KSB
period 2005-12-31
COCONNECT INC
filed 2006-05-19
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission File No. 0-18958

___________________________

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 262-5200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

___________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s common stock held by non-affiliates at May 16, 2006 is deemed to be $5,779,457.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   62,576,388 shares of common stock, $.001 par value issued and outstanding as of May 18, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

CoConnect, Inc.

Annual Report on Form 10-KSB

PART I

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

In August of 2004, we moved our domicile to Nevada and changed our name to Advanced Wireless Communications, Inc.

On October 5, 2004, we signed a definitive agreement with Heritage Communications, Inc. ("Heritage") and acquired an exclusive license for the marketing and distribution of products over Heritage's proprietary high-speed wireless network.

On January 28, 2005, we executed a share exchange agreement with Heritage and its stockholders. The share exchange agreement closed on February 23, 2005 and superseded the exclusive license with Heritage by making Heritage our wholly owned subsidiary.

In February 2005, we changed our name to CoConnect, Inc.

On July 14, 2005, we rescinded the Share Exchange Agreement with Heritage due to material omissions and misrepresentations had been made by Heritage. As a result of the rescission, the Company cancelled the 30 million shares of common stock previously issued to the shareholders of Heritage.

On December 21, 2005, we purchased through our newly formed wholly-owned subsidiary, Phoenix Asset Acquisition Corporation, selected assets of Phoenix Systems Corp. (“Phoenix”). The terms of the purchase include the issuance of 8 million shares of our common stock, 2 million of which are being held in escrow until certain performance measures are achieved; a $50,000 cash payment and the assumption of approximately $374,000 of Phoenix liabilities and approximately $49,000 in real property leases.  At December 31, 2005, the Phoenix acquisition was mutually rescinded.  The financial statements have been stated as if the transaction never happened.  The Company currently has possession of the stock certificates comprising the 8,000,000 shares issued in conjunction with the transaction and will submit them to the transfer agent for cancellation.

Products

Voice Over Internet Protocol (VoIP)

We are currently seeking and exploring VoIP technology. VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. In VoIP systems analog voice messages are digitized and transmitted as a stream of data (not sound) packets that are reassembled and converted back into a voice signal at their destination. VoIP allows telephony users to bypass long-distance carrier charges by transporting those data packets just like other Internet information.

We anticipate several calling plans will be available, allowing our customers to choose the plan that fits their calling needs. This service will be priced significantly below comparable services provided by local telephone companies. We are able to provide such prices due to the avoidance of most access charges and regulatory fees. VoIP service is determined by the FCC to be an Enhanced Service, and therefore not subject to such fees.

Sales and Marketing

We plan to sell our products and services through a combination of direct marketing sources such as television commercials, direct mail, radio advertising, press releases, billboards, trade shows, free trials, fundraisers, "tell a friend" referrals and "friends and family" incentives with national affiliates and value-added resellers.

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

We expect companies that offer only VoIP services will have a difficult time in the long term competing with us if we are able to offer a broad choice of products. We view VoIP as maturing into a product offer that becomes a revenue opportunity to a core of other entertainment and video products.

Competition

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

Research and Development

The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers that resolve the limitations of current VoIP products. Our efforts are also focused on increasing the functionality and reducing the cost of our current products.

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

Many participants in the VoIP products market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we receive notices relating to alleged infringement. In some cases, we have not received subsequent communications after responding to the initial claim. In some cases, we have resolved the matters on commercially reasonable terms. However, we cannot be sure that future claims will be resolved on such terms and failure to resolve such claims on such terms could result in a material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

Personnel

As of December 31, 2005, we had 2 employees. None of our employees are represented by a union or subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Item 2. Description of Properties

The Company leases an office facility located at 480 East 6400 South, Suite 230, Salt Lake City, Utah 84107-7595. This property of approximately 3,275 square feet, houses the Company's headquarters and its administrative offices.

Item 3. Legal Proceedings

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

The Company's Counter-Claim prays that judgment be rendered against Heritage for breach of contract in the amount of $2,500,000. The Company has asked that the Court render judgment against Heritage and in favor of the Company as follows: 1) For an Order from the court, ratifying the rescission between the Company and Heritage; 2). For an Order divesting Heritage of: a. all claims to the Company's local telephone number; b. all claims to the Company's toll free telephone number; c. all claims to the internet domain name of CoConnect.com; and d. any claim to the FedEx account in the name of CoConnect; 3) For an Order that all funds found to be misappropriated by Heritage be ordered returned to the Company, with interest; 4) For judgment finding that Heritage has breached the contract between the parties; 5) For a judgment for damages of no less than $2,500,000.00 for breach of contract; 6) For such other relief as the Court deems just and equitable in the circumstances; 7) For costs of court and reasonable attorneys fees, if applicable.

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

Subsequent to the year end on May 1, 2006, Judge Timothy Hanson denied a Motion for Partial Summary Judgment brought by Martin Tanner, David Thayne, former director Jerry Warnick and Brian Steffenson, (the “Heritage Parties”).  This Motion for Partial Summary Judgment relates to Heritage Communications, Inc. vs. CoConnect, Inc., Case #05-091-1718 filed in the State of Utah, Third District Court.  The Court ruled in favor of CoConnect and denied the motion brought by the Heritage Parties as not being supported by sufficient weight of evidence to grant such a motion.

Item 4. Submission of Matters to a Vote of Security Holders

The share exchange agreement discussed below was approved by a majority of the shareholders on February 23, 2005 by an action of the stockholders by written consent pursuant to Section 78.320 of the Nevada Revised Statutes.

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

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CNTI" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock. The closing prices have been adjusted to give retroactive effect to our 10:1 reverse stock split completed in October 2004.

On May 16, 2006, the closing quotation for our common stock was $0.18 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of May 18, 2006 was 4,702, which does not include shareholders whose stock is held through securities position listings.

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

During the year ended December 31, 2005, we issued and sold shares of our common stock to accredited investors for a total of $1,245,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering, and on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D. We believe that this sale of securities did not involve a public offering because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D. On this basis, we believe the securities were sold subject to a safe-harbor afforded by Regulation D. The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of our counsel that registration is not required under the Securities Act of 1933.

The Company issued a convertible promissory note on March 20, 2005 in exchange for $50,000.  The note was convertible into common stock of the Company at the rate of $0.50 per share at the option of the note holder.  The note holder converted the entire balance into 100,000 shares of common stock on April 7, 2005.

During November and December of 2005, the Company issued 1,350,000 shares of its previously un-issued common stock to former officers and directors of the Company for services rendered valued.  The shares were valued at the trading price (market value) of the stock on the day the shares were authorized for issuance which totaled $655,000 or an average price of $0.49 per share.

During December of 2005, the Company issued 6,013,133 shares of its common stock for services.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the year ended December 31, 2005, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Note 1 to the Financial Statements, the Company had no operations during 2002, 2003 and the first three quarters of 2004 other than the continuation of efforts to liquidate its telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcy proceedings and other Company obligations. The acquisitions of three operating subsidiaries in 2000 previously reported in the Company's filings with the Securities and Exchange Commission were rescinded.

Results of Operations

During the years ended December 31, 2005 and 2004, the Company had no revenues from operations.

Total costs and expenses of $2,078,059 for the year ended December 31, 2005 consisted of $321,165 in consulting expenses, $957,337 in advances made to Heritage which were written off as uncollectible, and $1,078,059 in general and administrative expenses.  The general and administrative expenses were comprised of overhead and operating expenses related to Heritage and legal expenses related to the Heritage litigation. The Company recorded a loss of $361,300 for the year ended December 31, 2005 on its intangible assets which were acquired from Heritage due to impairment of the total amount.

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

Total costs and expenses of $258,000 for the year ended December 31, 2004 consisted of $72,000 in executive compensation accrued pursuant to employment agreements with two former presidents of the Company, $26,000 in legal fees incurred in the Company's efforts to liquidate its telecommunications licenses and satisfy the judgments arising out of bankruptcy proceedings, and $160,000 in other general and administrative expenses incurred in preparation for the acquisition of Heritage and further expansion of Company activities.

The Company accrued interest expense of $36,097 and $21,000 on the notes payable to a former director and a former president in the years ended December 31, 2005 and 2004, respectively.

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

Liquidity and Capital Resources

At December 31, 2005, the Company had no current assets and current liabilities of $798,657, resulting in a working capital deficiency of $798,657. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in the private placement through December 31, 2005, the Company was able to report total stockholders' deficit of $790,832 at December 31, 2005.

As of December 31, 2005, the Company’s only asset consisted of a security deposit in the amount of $7,825.  The Company’s liabilities were $798,657 consisting of $1,811 in a bank overdraft, $44,251 in accounts payable, $167,102 in accrued interest payable, $2,600 in accrued expenses, $270,893 in notes payable to related parties, and $312,000 in other notes payable.

During the year December 31, 2005 the Company sold 1,104,500 shares of its common stock in private placements with accredited investors, receiving gross proceeds of $1,245,000. Offering costs related to the private placement incurred through December 31, 2005 were $114,445, which was recorded as a reduction of additional paid-in capital. The Company used the proceeds for working capital and general corporate purposes.

During the year ended December 31, 2005, the Company used net cash of $659,556 in operating activities.

During the year ended December 31, 2005, the Company used net cash of $937,337 in investing activities which resulted from the determination that the advances made to Heritage were uncollectible.

During the year ended December 31, 2005, net cash provided by financing activities was $1,590,259, consisting of $1,811 in a bank overdraft, $1,130,555 in net proceeds from the sale of common stock in private placements, $245,893 in net proceeds from related party notes, and $212,000 in proceeds from other notes.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations through business acquisitions, restructuring its financial arrangements, and obtaining additional outside financing as needed.

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

Item 7. Financial Statements

The financial statements of the Company required by this Item are contained in a separate section of this report beginning after the signature page.  See "Index to Financial Statements" on Page F-1 for the consolidated financial statements of the Company.

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

In April, 2006, Chisholm, Bierwolf & Nilson, LLC terminated its services for the Company due to a disagreement in the accounting treatment of assets and liabilities associated with the pending Heritage litigation and due to the filing of the quarterly report for the period ended September 30, 2005 without auditor review.

In April, 2006, the Company engaged Pollard-Kelley Auditing Services, Inc. as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2005. Inasmuch as the 10-QSB for the period ended September 30, 2005 has been deemed unreliable, Pollard-Kelley has agreed to assist the Company with the review and filing of an amended 10-QSB for the period.

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

Officers:

Name	Age	Position
Robert B. Thele	65	Chief Executive Officer
Richard W. Ferguson, III	44	President
Dean H. Becker	52	Secretary and Treasurer

Board of Directors:

Name	Age	Position
Robert B. Thele	65	Chairman of the Board of Directors
Richard W. Ferguson, III	44	Member of the Board of Directors
L.J. Eikov	36	Member of the Board of Directors

Robert B. Thele, Chairman of the Board of Directors and Chief Executive Officer, age 65, is a business consultant specializing in acquisitions, mergers, start-ups and corporate re-structuring. Mr. Thele served as president and CEO of American Sports Product Group between 1996 and 2001. During his tenure at American Sports Product Group, the company's gross sales increased from $10 million to over $200 million dollars in five years. Prior to his tenure at American Sports Product Group, Mr. Thele served as the president and CEO of Covey Leadership Center wherein he was awarded the prestigious Fortune Magazines 1993' Entrepreneur of the Year' Award. During his eight-year tenure as president and CEO at Covey Leadership Center, it increased sales from $1 million to over $ 80 million, and expanded the business to 36 countries.

Richard W. Ferguson, III, President and Director, age 44, his principal occupation for the past eleven years has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor. Mr. Ferguson is internationally recognized as an expert in the field of direct marketing technology and consumer electronics. He brings an unparalleled level of contacts, suppliers, industry contacts, and management experience. Formerly Mr. Ferguson was an architect specializing in large commercial, institutional and government projects throughout the Eastern United States with clients ranging from Regional Hospital Authorities, The Department of Defense to United States Postal Service and The University of Tennessee. Mr. Ferguson received a Bachelors of Science Degree in Architecture and Masters Degree in Business Administration.

Dean H. Becker, Secretary and Treasurer, age 52, is currently a director in a number of publicly held corporations. He was a practicing attorney from 1979 through 2001 when he resigned from the active practice of law and devoted his time to business matters such as COO of North American Diabetes Systems specializing in treating diabetics; vice-president of Dazzling Bright Marketing, Inc. involved with building dental practices; and president of MedxLink which, subsequent to his departure, merged with Particle Drilling Technologies, a developer of a patented particle impact drilling technology for use in oil and gas exploration, in January 2005.

L.J. Eikov, Director, age 36, has over 15 years of leadership experience with a unique blend of strategic, business and technological management experiences across the telecommunications, Internet and consumer electronics industries within entrepreneurial and venture-based private and public corporations. He brings exceptional market insight and knowledge of the wireless, telecommunications, Internet and computer industries having dome business in over 27 countries including areas in Europe, Africa, Latin America and Australian countries.

Prior Management

During the year ended December 31, 2005 several of our officers and directors resigned.   We are currently involved in litigation against Mr. Warnick as further discussed above in Part I. Item. 3. Legal Proceedings.

Tim Thayne, president, Chief Executive Officer and member of the board of directors, age 38, began his career in technology in 1986. He has extensive experience with database applications and software development including commercial Web-based applications. With Dell Computer, Mr. Thayne completed a major transition of combining two Sales Configuration Management Systems into one. Mr. Thayne is currently responsible for the development management of systems.

Joseph P. Leverich, Chief Financial Officer, age 57, is the president of The Leverich Group, a CPA firm located in Salt Lake City, Utah that services primarily local, privately held businesses. Mr. Leverich manages and supervises audits, reviews and compilations for over one hundred clients and serves as a consultant on management issues and financial matters. Mr. Leverich also performs forensic and investigative auditing services for corporate entities. Mr. Leverich serves as an advisor for corporate merger and restructuring. Mr. Leverich received a B.S. in accounting from the University of Utah.

Jerry Warnick, Executive Vice President, Chief Operating Officer and member of the board of directors, age 55, has over 25 successful years selling and marketing in the telecommunications industry. While selling for and as a Branch Manager for Centel Corp. of Phoenix, Arizona, Jerry sold large Voice/Data Networks to Arizona Public Service (Palo Verde Nuclear Generating Station), McDonnell Douglas Helicopter, the Arizona Department of Corrections, Hughes Aircraft, and many others. As a Branch Director for MCI, Jerry managed over 50 Sales People in Arizona and New Mexico accounting for over $95 Million in annual revenues. Jerry has held senior management positions with MCI, Cable  Wireless, Cleartel, LCI, and Qwest. He has recently managed an Alternate Channel program with over 700 agent companies, distributing prepaid calling products (including Calling Cards, Prepaid Cellular, Local Telephone Service, and Prepaid Internet) and services to over 30,000 retail stores.

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

CoConnect, Inc.

480 East 6400 South, Suite 230

Salt Lake City, Utah 84107-7595

Attention of Board of Directors

We did not hold an annual meeting of shareholders during the fiscal year ended December 31, 2005.

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

Code of Ethics

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is filed as an exhibit to this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with. We expect that within the coming weeks that our Directors, officers, and greater than ten percent beneficial owners will file Form 3’s necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our former President and Executive Officer (the "Named Executive Officer") for the years ended December 31, 2005, 2004 and 2003. No other officers were paid in excess of $100,000 during the year ended December 31, 2005.

					Long-Term Compensation
					Restricted	Securities
		Annual Compensation			Stock	Underlying
Name and Position	Year	Salary	Bonus	Other	Awards	Options	Other
Robert Thele	2005	$ -	$ -	$ -	-	1,000,000	$ -
Chairman, CEO	2004	$ -	$ -	$ -	-	-	$ -
	2003	$ -	$ -	$ -	-	-	$ -

L.J. Eikov	2005	$ -	$ -	$ -	1,250,000	-	$ -
Director,	2004	$ -	$ -	$ -	-	-	$ -
Former CEO	2003	$ -	$ -	$ -	-	-	$ -

Dean H. Becker	2005	$ -	$ -	$ -	-	-	$ -
Secretary,	2004	$ -	$ -	$ -	10,000,000	-	$ -
Treasurer	2003	$ -	$ -	$ -	-	-	$ -

Stanley F. Wilson	2005	$ -	$ -	$ -	-	-	$ -
Former Officer	2004	$68,699	$ -	$ -	-	-	$ -
	2003	$85,000	$ -	$ -	-	-	$ -

Option/SAR Grants in Fiscal Year 2005

On December 9, 2005, we granted stock options to the following officers and directors:

Robert Thele

1,000,000 shares

The option exercise price is to be within the parameters of the United States Tax Code, and the options are to be exercised no later than December 9, 2010.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of May 18, 2006 by:

•

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;

•

each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 62,576,388 shares of common stock outstanding as of May 18, 2006.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

David Thayne (1)

7035 Towncrest Dr.

Salt Lake City, UT 84121

Tim Thayne (2)

148 Steep Mountain Dr.

Draper, UT 84020

Ron Glover (3)

1124 W. South Jordan Pkwy, Suite C

South Jordan, UT 84095

Roger Lund (4)

2551 E Robidoux

Sandy, UT 84093

Dean H. Becker (5)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

Richard W. Ferguson, III (6)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

Jerry Warnick (7)

1172 North 3050 East

Layton, UT 84040

L.J. Eikov (8)

480 E. 6400 South, Suite 230

Salt Lake City, UT 84107

	9,282,750 9,162,220 5,135,000 4,705,000 2,841,792 2,500,000 1,500,000 600,000	14.83% 14.64% 8.21% 7.52% 4.54% 4.00% 2.40% 0.96%
All current directors and executive officers as a group (3 persons) (9)	5,941,792	9.50%

(1) David Thayne, through Alaska Dreams, LLC, a Nevada limited liability company, owns 7,782,750 shares of our common stock and owns an additional 1,500,000 shares of our common stock in his name. Mr. Thayne was president and chief executive officer of Heritage, but has never held a management position in CoConnect.

(2) Tim Thayne, through Alaska Dreams, LLC, a Nevada limited liability company, owns 7,782,750 shares of our common stock and owns an additional 1,379,470 shares of our common stock in his name. Tim Thayne was our president and chief executive officer and a member of our board of directors until October 10, 2005.

(3) Ron Glover, through US Consultants, Inc., owns 3,485,000 shares of our common stock and owns an additional 1,650,000 shares of our common stock in his name.

(4) Roger Lund, through Zylo, Inc. owns 3,205,000 shares of our common stock and owns an additional 1,500,000 shares of our common stock in his name.

(5) Dean H. Becker is our secretary/treasurer and a former member of our board of directors.

(6) Richard W. Ferguson is our president and a member of our board of directors.

(7) Jerry Warnick was our chief operating officer, executive vice president and a member of our board of directors until June 27, 2005.

(8) L.J. Eikov is a member if our board of directors and our former chief executive officer.

(9) Robert B. Thele, the chairman of our board of directors and our chief executive officer does not currently own any shares of our common stock.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title	Location

3.1	Articles of Incorporation	*

3.2	Bylaws	*

14	Code of Ethics	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

b.  Reports on Form 8-K

Date	Form	Items Reported

07-07-05	8-K	4.02
07-15-05	8-K	1.02
07-21-05	8-K	8.01
07-25-05	8-K	5.01
07-25-05	8-K/A	5.02
07-29-05	8-K	5.02
09-07-05	8-K	8.01
09-07-05	8-K	8.01
09-19-05	8-K	8.01
10-14-05	8-K/A	4.02
10-14-05	8-K	5.02, 9.01
11-21-05	8-K	8.01
12-19-05	8-K	8.01
12-27-05	8-K	2.01

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,903 for fiscal year ended 2005 and $23,095 for fiscal year ended 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2004 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2005 and consisted of tax compliance services and $-0- for fiscal year ended 2004 and consisted of tax compliance services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our audit committee which consists of our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONNECT, INC.

Date: May 19, 2006

By: /s/ Robert Thele

Robert Thele

Chief Executive Officer

Date: May 19, 2006

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May19, 2006

By: /s/ Robert Thele

Robert Thele

Director

Date: May 19, 2006

By: /s/ Richard Ferguson

Richard Ferguson

Director

Date: May 19, 2006

By: /s/ L.J. Eikov

L.J. Eikov

Director

COCONNECT, INC.

Financial Statements for the Years

Ended December 31, 2005 and 2004

and Report of Independent Registered

Public Accounting Firm

COCONNECT, INC.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services

3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CoConnect, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of CoConnect, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pollard-Kelley Auditing Services, Inc.

Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

May 17, 2006

CoConnect, Inc.
Balance Sheet
December 31, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ -

Total Current Assets	-

OTHER ASSETS

Deposits	7,825
Notes receivable (Note 4)	-
Intangible assets (Note 2)	-

Total Other Assets	7,825

TOTAL ASSETS	$ 7,825

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank overdraft (Note 2)	$ 1,811
Accounts payable	44,251
Accrued interest payable (Notes 3 and 5)	167,102
Accrued expenses	2,600
Notes payable - related parties (Note 3)	270,893
Notes payable (Note 5)	312,000

Total Current Liabilities	798,657

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Common stock, par value $0.001 per share;
150,000,000 shares authorized; 53,615,388
shares issued and outstanding	53,615
Additional paid-in capital	9,520,569
Accumulated deficit	(10,365,016)

Total Stockholders' Equity	(790,832)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,825

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting expenses	321,165	-
Bad debt expense (Note 4)	957,337	-
General and administrative	1,078,059	258,000

Total Operating Expenses	2,356,561	258,000

NET OPERATING LOSS	(2,356,561)	(258,000)

OTHER EXPENSES

Loss on impairment of intangible assets (Note 2)	(361,300)	-
Interest expense	(36,097)	(21,000)

Total Other Expenses	(397,397)	(21,000)

NET LOSS BEFORE INCOME TAXES	(2,753,958)	(279,000)

INCOME TAX EXPENSE	-	-

NET LOSS	$ (2,753,958)	$ (279,000)

BASIC LOSS PER COMMON SHARE	$ (0.17)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,177,714	4,287,458

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Stockholders' Equity
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	4,062,845	$ 4,063	$ 6,699,937	$ (7,332,058)

Shares issued at $0.94 per
share in payment of note
payable, accrued interest,
and accrued compensation	360,000	360	338,040	-

Shares issued at $0.0072
per share in payment of
accrued compensation	10,000,000	10,000	62,000	-

Shares issued for cash at
$1.00 per share in a
private placement	625,000	625	624,375	-

Private placement stock
issuance costs	-	-	(36,784)	-

Rounding of fractional
shares in stock split	(90)	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	(279,000)

Balance, December 31, 2004	15,047,755	15,048	7,687,568	(7,611,058)

Shares issued for cash at
$1.00 per share in a
private placement	823,500	823	822,677	-

Shares issued for cash at
$1.50 per share in a
private placement	281,000	281	421,219	-

Private placement stock
issuance costs	-	-	(114,445)	-

Shares issued at $0.50 per
share in payment of note payable	100,000	100	49,900	-

Shares issued for services
rendered at an average
price of $0.49 per share	1,350,000	1,350	653,650

Shares issued for services	6,013,133	6,013

Shares issued and in dispute	30,000,000	30,000

Net loss for the year ended
December 31, 2005	-	-	-	(2,753,958)

Balance, December 31, 2005	53,615,388	$ 53,615	$ 9,520,569	$ (10,365,016)

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (2,753,958)	$ (279,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services rendered	691,013	-
Loss on impairment of intangible assets	361,300	-
Bad debt expense	957,337	-
Changes in operating assets and liabilities:
Prepaids, advances and deposits	14,650	(23,000)
Accounts payable	40,848	(100,366)
Accrued interest and expenses	29,254	64,000

Net Cash Used in Operating Activities	(659,556)	(338,366)

CASH FLOWS FROM INVESTING ACTIVITIES:

Advances made on notes receivable	(937,337)	(20,000)
Proceeds from the sale of intangible assets	-	120,000
Increase in intangible assets	-	(361,000)

Net Cash Provided (Used) by Investing Activities	(937,337)	(261,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in bank overdraft	1,811	-
Common stock issued for cash	1,245,000	625,000
Stock offering costs	(114,445)	(19,000)
Proceeds from notes payable - related parties	265,542	-
Payments on notes payable - related parties	(19,649)	-
Proceeds received on notes payable	212,000	-

Net Cash Provided by Financing Activities	1,590,259	606,000

NET INCREASE (DECREASE) IN CASH	(6,634)	6,634

CASH AT BEGINNING OF YEAR	6,634	-

CASH AT END OF YEAR	$ -	$ 6,634

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Cash Flows (Continued)

For the Years Ended
December 31,
	2005	2004

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable converted into common stock	$ 50,000	$ -
Common stock issued for services rendered	$ 691,013	$ -
Common stock issued in satisfaction of notes
payable and accrued expenses	$ 50,000	$ 410,000
Transferred accounts receivable in payment
of accrued expense	$ -	$ 25,000

See accompanying notes to financial statements.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 1 -

ORGANIZATION AND HISTORY OF THE COMPANY

CoConnect, Inc. (the “Company”) was incorporated in Alabama in December 1997 to take over the assets of related businesses involved in reorganizations through bankruptcies.  In 1997, the Company acquired Mobile Limited Liability Company (Mobile) as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile.  The Company acquired all of the assets of Digital Wireless Systems (“DSWI”) on August 6, 2000, as part of the consummation of DSWI’s confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Lack of funding forced the Company to abandon plans to revive the operations of both companies.

In 2000, the Company acquired three operating subsidiaries, Daybreak Auto Recovery, Inc., Rap Group, and Voltage Vehicles.  In 2002, the Company rescinded these acquisitions and in October 2004 cancelled the common shares that were issued for the acquisitions, which shares had been held in escrow.  During 2002 and 2003, the Company had no operations other than to continue its efforts to liquidate certain telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the bankruptcies.

In August 2004, the Company changed its domicile to Nevada, and changed its name to Advanced Wireless Communications, Inc.

On October 5, 2004, the Company signed a definitive agreement with Heritage Communications, Inc. (“Heritage”) and acquired an exclusive license for the marketing and distribution of telecommunications products over Heritage’s proprietary high-speed wireless network.

The Company changed its name to CoConnect, Inc. on January 31, 2005.

The core of the Company’s business is the deployment of the Company’s proprietary mobile wireless network, which is currently under development.  This high-speed proprietary mobile wireless network is designed to deliver wireless internet to residential and business customers.

Acquisition of Heritage Communications, Inc. and Rescission of Agreement

On January 28, 2005, the Company executed a Share Exchange Agreement (the “Agreement”) with Heritage Communications, Inc. (“Heritage”) and its shareholders.  The Company acquired all of the outstanding shares of Heritage in exchange for 30 million shares of the Company’s common stock as provided by the Agreement.

As part of the Agreement, Heritage provided warranties and representations that, among other items, it had no undisclosed outstanding indebtedness and that it had filed all federal, state and local tax returns which were required and that Heritage had paid all taxes, interest and penalties, if any, due and payable related to its tax liabilities.  Subsequent to the Agreement being executed, the Company determined that material omissions and misrepresentations had been made by Heritage.   As a result of these omissions and misrepresentations, the Company rescinded the Agreement on July 14, 2005.  As a result of the rescission, the Company issued a cancel order to the transfer agent on the 30 million shares of common stock previously issued to the shareholders of Heritage.  The stock has been recorded at par value pending the result of the litigation in progress.

Acquisition of Phoenix Asset Systems Corp and Rescission of the  Agreement

On December 17, 2005, the Company executed a Purchase Agreement (the “Agreement”) with Phoenix Asset Systems Corp. (“Phoenix”) and its shareholders.  The Company acquired assets of Phoenix and assumed liabilities in exchange $50,000 in cash and 8,000,000 shares of the Company’s common stock.

The Companies mutually rescinded the Agreement and the shares were returned to the Company’s office for cancellation.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Accounting Method

The financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.

Concentrations of Credit Risk

The Company’s cash accounts at its banks are insured by the FDIC for up to $100,000.  Occasionally, the Company’s cash balances have exceeded these insured amounts.  At December 31, 2005, the insured amounts were in excess of any the Company’s cash balances.

e.

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

f.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2005.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Income Taxes (Continued)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $10,365,016 that may be offset against future taxable income through 2025.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Net deferred tax assets (liabilities) consist of the following components:

December 31,
2005

Operating loss carryforwards	$2,822,000
Valuation allowance	(2,822,000)

Net deferred tax assets (liabilities)	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.

Intangible Assets

Intangible assets at December 31, 2004 of $361,000 consisted of telecommunications licenses and other intangible assets with indefinite lives acquired from Heritage, recorded at cost.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangibles with indefinite lives are no longer amortized but are reviewed annually, or sooner if deemed necessary, for impairment.  During the year ended December 31, 2005, it was determined that the intangible assets were impaired and that no amount was recoverable.  As such, a loss on impairment of intangible assets was recorded for $361,000 during the year.

h.

Bank Overdraft - Checks Written in Excess of Cash in Bank

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes.  Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company’s account.  These overdrafts are included as a current liability in the balance sheet.  At December 31, 2005, the bank overdraft was $1,811.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

	December 31,
	2005	2004

Numerator – (loss)	$(2,753,958)	$(279,000)
Denominator – weighted average
number of shares outstanding	16,177,714	4,287,458
Loss per share	$(0.17)	$(0.07)

j.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company presently accounts for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation.  The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, if applicable.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not presently entered into any transactions that are affected by adopting SFAS 153.

j.

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles.  SFAS No. 154 applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005.  We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company’s financial condition or operations in the foreseeable future.

k.

Reclassification

Certain December 31, 2004 balances have been reclassified to conform to the December 31, 2005 financial statement presentation.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 3 -

NOTES PAYABLE – RELATED PARTY

Notes payable – related party consisted of the following at December 31, 2005:

2005

Various notes payable to officers, directors, and shareholders of the Company, interest imputed at 8.0% per annum, due
on demand, and unsecured.	$270,893

Less: current portion	(270,893)

Long-term notes payable – related party	$-

Accrued interest payable on the related party notes were $6,154 as of December 31, 2005.

NOTE 4 -

NOTES RECEIVABLE

The Company has made advances to Heritage Communications, Inc. (see explanation of relationship in Note 1) totaling $957,337.  These advances have no formal repayment terms.  At December 31, 2005, the Company determined that these advances were uncollectible and has recorded an allowance for the same amount.  The Company is currently in legal proceedings with Heritage (see Note 7).

NOTE 5 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

2005

Note payable to a former director of the Company,
interest at 9.0% per annum, due on demand, and unsecured.	$175,000

Note payable to a company, interest at 8.0% per annum,
due on demand, and unsecured.	137,000

Total notes payable	312,000

Less: current portion	(312,000)

Long-term notes payable	$-

Accrued interest payable on the notes payable were $137,295 as of December 31, 2005.

NOTE 6 -

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

Lawsuits

The Company is currently involved in various lawsuits with Heritage (see Note 1) related to the Share Exchange Agreement and the termination thereof.  The Company is involved as both a plaintiff and a defendant.  The lawsuits are in their initial stages and the outcomes of such are undeterminable at the present time.

NOTE 8 -

EQUITY TRANSACTIONS

In October 2004, the Company completed a 10:1 reverse stock split of its common stock.  The Company has given retroactive effect to the reverse stock split in each of the periods presented.

In November 2004, the Company issued a total of 10,360,000 shares of its previously un-issued common stock in satisfaction of accrued compensation, notes payable and accrued interest totaling $410,000.

Through December 31, 2004, the Company sold 625,000 shares of its previously un-issued common stock in a private placement with accredited investors for cash proceeds of $625,000 or $1.00 per share.  The Company incurred stock offering costs of $36,784 related to the sale of these shares in the private placement.

During January and February of 2005, the Company sold an additional 823,500 shares of its previously un-issued common stock in the private placement for cash proceeds of $823,500 or $1.00 per share.  In April 2005, the Company sold 281,000 shares of its previously un-issued common stock in another private placement for cash proceeds of $421,500 or $1.50 per share.  The Company incurred stock offering costs of $114,445 related to the sale of these shares.

The Company issued a convertible promissory note on March 20, 2005 in exchange for $50,000.  The note was convertible into common stock of the Company at the rate of $0.50 per share at the option of the note holder.  The note holder converted the entire balance into 100,000 shares of common stock on April 7, 2005.

During November and December of 2005, the Company issued 1,350,000 shares of its previously un-issued common stock to former officers and directors of the Company for services rendered valued.  The shares were valued at the trading price (market value) of the stock on the day the shares were authorized for issuance which totaled $655,000 or an average price of $0.49 per share.

During December of 2005, the Company issued 6,013,133 shares of its common stock for services.

NOTE 9 -

COMMON STOCK DISCREPANCIES

The Company issued 30,000,000 shares to Heritage in an agreement that the Company rescinded on the books of the Company.  The Company also issued 8,000,000 shares to Phoenix in an agreement that has been rescinded.  Management has placed an administrative hold on the shares issued to Heritage.  The shares issued to Phoenix have been returned to the Company.  Since the stock has not been returned to the transfer agent for cancellation at this time, there is a discrepancy between the Company’s issued and outstanding stock and the transfer agent’s issued and outstanding stock.