Form 10QSB
period 2006-03-31
COCONNECT INC
filed 2006-05-22
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2006
Common Stock, $0.001	55,565,388

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

COCONNECT, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets, March 31, 2006 (unaudited)
	and December 31, 2005	3

	Condensed Statements of Operations for the Three Months
	ended March 31, 2006 and 2005 (unaudited)	4

	Condensed Statements of Cash Flows for the Three Months
	ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Controls and Procedures	8

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		11

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CoConnect, Inc.
Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$29	$-

Total Current Assets	29	-

OTHER ASSETS

Deposits	7,825	7,825

Total Other Assets	7,825	7,825

TOTAL ASSETS	$7,854	$7,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$46,938	$44,251
Bank overdraft	-	1,811
Accrued interest payable	168,736	167,102
Accrued expenses	2,600	2,600
Notes payable - related parties	50,000	270,893
Notes payable	312,000	312,000

Total Current Liabilities	580,274	798,657

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 per share;
50,000,000 shares authorized; 55,565,388 and
53,615,388 shares issued and outstanding,
respectively	55,565	53,615
Additional paid-in capital	9,748,265	9,520,569
Accumulated deficit	(10,376,250)	(10,365,016)

Total Stockholders' Equity (Deficit)	(572,420)	(790,832)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$7,854	$7,825

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

REVENUES	$-	$-

OPERATING EXPENSES

Consulting expenses	-	115,123
General and administrative	848	147,312

Total Operating Expenses	848	262,435

NET OPERATING LOSS	(848)	(262,435)

OTHER EXPENSE

Interest expense	(10,386)	(3,938)

Total Other Expense	(10,386)	(3,938)

NET LOSS	$(11,234)	$(266,373)

BASIC LOSS PER COMMON SHARE	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	54,185,943	15,641,211

See accompanying notes to financial statements.

CoConnect, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,234)	$(266,373)

Changes in operating assets and liabilities:
Prepaid expenses	-	14,650
Accounts payable	2,687	47,387
Accrued interest and expenses	10,387	3,938

Net Cash Used in Operating Activities	1,840	(200,398)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable	-	(624,250)
Purchases of fixed assets	-	(10,470)

Net Cash Used in Investing Activities	-	(634,720)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in bank overdraft	(1,811)	-
Common stock issued for cash	-	838,500
Stock offering costs	-	(99,905)
Proceeds received on notes payable	-	100,000

Net Cash Provided by Financing Activities	(1,811)	838,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	29	3,477

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	6,634

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$29	$10,111

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in satisfaction of notes
payable and accrued interest	$229,646	$-

See accompanying notes to financial statements.

CoConnect, Inc.

Notes to the Condensed Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 included in its Form 10-KSB.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2 -

MATERIAL EVENTS

Common Stock Issuances

During the quarter ended March 31, 2006, the Company issued 1,950,000 shares of its previously un-issued common stock to convert notes payable and accrued interest of $229,646.

Lawsuits

The Company is currently involved in various lawsuits with Heritage Communications, Inc. related to a Share Exchange Agreement and the termination thereof.  The Company is involved as both a plaintiff and a defendant.  The lawsuits are in their initial stages and the outcomes of such are undeterminable at the present time.

Item 2.  Plan Of Operations

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has several acquisitions in mind and is investigating the candidates to determine whether or not they will add value to the Company for the benefit of its shareholders. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had current assets of $29 and current liabilities of $580,274, resulting in a working capital deficiency of $580,245. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $572,420 at March 31, 2006.

As of March 31, 2006, the Company’s assets consisted of $29 in cash, and a security deposit in the amount of $7,825.  The Company’s liabilities were $580,274 consisting of $46,938 in accounts payable, $168,736 in accrued interest payable, $2,600 in accrued expenses, $50,000 in notes payable to related parties, and $312,000 in other notes payable. The notes payable to related parties were reduced during the period through the issuance of 1,950,000 shares of the Company’s common stock to retire the obligation.

During the three-months ended March 31, 2006, the Company used net cash of $1,840 in operating activities as compared to $200,398 for the same period in 2005.

During the three-months ended March 31, 2006, the Company did not use any cash for investing activities as compared to $634,720 used during the three-months ended March 31, 2005.

During the three-months ended March 31, 2006, net cash provided by financing activities was $1,811, consisting of decrease in the bank overdraft. During the three-months ended March 31, 2005, net cash provided by financing activities was $838,595.

RESULTS OF OPERATIONS

During the period ended March 31, 2006 and 2005, the Company had no revenues from operations.

Total operating expenses of $848 for the three-months ended March 31, 2006 consisted solely of general and administrative expenses.  Total operating expenses for the three-months ended March 31, 2005 were $262,435 consisting of $115,123 in consulting expenses and $147,312 in general and administrative expenses.  The net loss for the three-months ended March 31, 2006 was $11,234 compared to a net loss of $266,373 for the same period in 2005.

The Company accrued interest expense for the three-months ended March 31, 2006 and 2005 of $10,386 and $3,938, respectively, on the notes payable to a former director and a former president.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

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

Item 3. Controls And Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

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

During the quarter ended March 31, 2006, the Company issued 1,950,000 shares of its previously un-issued common stock to convert notes payable and accrued interest of $229,646.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission Of Matters To A Vote Of Security Holders.

None; not applicable

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits And Reports On Form 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoConnect, Inc.

Date: May 22, 2006

By: /s/ Robert Thele

Robert Thele

Chief Executive Officer

Date: May 22, 2006

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer