Form 10QSB
period 2006-06-30
COCONNECT INC
filed 2006-08-21
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $0.001	62,987,005

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

COCONNECT, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets, June 30, 2006 (unaudited)
	and December 31, 2005	3

	Condensed Statements of Operations for the Three and Six Months
	ended June 30, 2006 and 2005 (unaudited)	4

	Condensed Statements of Cash Flows for the Six Months
	ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Controls and Procedures	8

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COCONNECT, INC.
CONSOLIDATED BALANCE SHEET

	June	December
ASSETS	30, 2006	31, 2005
	(unaudited)
CURRENT ASSETS
Cash	$-	$-
Security Deposits	7,825	7,825
Total Current Assets	$7,825	$7,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$55,938	$44,251
Bank Overdraft	-	1,811
Accrued Interest Payable	170,368	167,102
Accrued Expenses	2,600	2,600
Note Payable-Related Party	50,000	270,893
Notes Payable	312,000	312,000
Total Current Liabilities	590,906	798,657

STOCKHOLDERS' EQUITY
Common Stock-150,000,000 common stock par value .001
authorized. Issued and outstanding December 31, 2005
53,615,388. Issued and outstanding June 30, 2006, 62,987,005	62,987	53,615
Additional paid in capital	10,130,245	9,520,569
Retained earnings or (Deficit accumulated during
development stage)	(10,776,313)	(10,365,016)

Total Stockholders' Equity	(583,081)	(790,832)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$7,825	$7,825

See accompanying notes to financial statements.

COCONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three		For the six
	months ended		months ended

	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Operating Expenses
General, Selling and Administrative	$29	$76,354	$12,054	$223,666
Consulting	389,402	89,508	389,402	204,631
Professional Fees	9,000	-	6,615	-

Net Operating Loss	(398,431)	(165,862)	(408,071)	(428,297)

Other Income (Expenses)
Interest Expense	(1,633)	(12,610)	(3,226)	(16,547)

Total Other Income (Expenses)	(400,064)	(178,472)	(411,297)	(444,844)

Income (Loss) Before Taxes	(400,064)	(178,472)	(411,297)	(444,844)

Taxes	-	-	-	-

Net (Loss)	$(400,064)	$(178,472)	$(411,297)	$(444,844)

Net Loss per share basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)
and diluted

Weighted average number
of common shares outstanding:
basic and diluted	62,987,005	15,641,211	62,654,005	15,641,211

See accompanying notes to financial statements.

COCONNECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended

	June 30	June 30
	2006	2005
OPERATING ACTIVITIES
Net Loss	$(411,297)	$(444,844)
Adjustments to reconcile net loss to
cash used by operation activities:
Net change in:
Depreciation		904
(Increase)/decrease in prepaid expenses	-	14,650
Increase (decrease ) in accounts payable	(4,712)	86,833
Increase (decrease ) in accrued interest and expenses	3,266	9,745
Services rendered for stock	389,402	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(23,341)	(332,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for note receivable	-	(1,015,357)
Purchase of fixed asset	-	(12,356)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(1,027,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	23,341	11,236
Common stock issued for cash	-	1,245,000
Stock offering costs	-	(114,445)
Proceeds received from note payable	-	212,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,341	1,353,791

Balance at beginning of period	-	6,634
Net Increase (Decrease) in cash	-	(6,634)
Balance as at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest		-
Income Taxes		-

See accompanying notes to financial statements.

CoConnect, Inc.

Notes to the Condensed Financial Statements

June 30, 2006 and December 31, 2005

GENERAL

Coconnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2006 and 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had current assets of $7,825 and current liabilities of $590,906, resulting in a working capital deficiency of $583,081. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $583,081 at June 30, 2006.

As of June 30, 2006, the Company’s assets consisted of a security deposit in the amount of $7,825.  The Company’s liabilities consisted of $55,938 in accounts payable, $170,368 in accrued interest payable, $2,600 in accrued expenses, $50,000 in notes payable to related parties, and $312,000 in other notes payable. The notes payable to related parties were reduced during the period through the issuance of 1,950,000 shares of the Company’s common stock to retire the obligation.

During the six months ended June 30, 2006, the Company used net cash of $23,341 in operating activities as compared to $332,712 for the same period in 2005.

During the six months ended June 30, 2006, the Company did not use any cash for investing activities as compared to $1,027,713 used during the six months ended June 30, 2005.

During the six months ended June 30, 2006, net cash provided by financing activities was $23,341, consisting of an increase in the bank overdraft. During the six months ended June 30, 2005, net cash provided by financing activities was $1,353,791.

RESULTS OF OPERATIONS

During the period ended June 30, 2006 and 2005, the Company had no revenues from operations.

Three Months Ended June 30, 2006 and 2005

Total operating expenses of $398,431 for the three-months ended June 30, 2006 consisting of $29 in general and administrative expenses, $389,402 in consulting fees and $9,000 in professional fees.  Total operating expenses for the three months ended June 30, 2005 were $165,862 consisting of $89,508 in consulting expenses and $76,354 in general and administrative expenses.  The net loss for the three months ended June 30, 2006 was $400,064 compared to a net loss of $178,472 for the same period in 2005.

The Company accrued interest expense for the three months ended June 30, 2006 and 2005 of $1,633 and $12,610, respectively, on the notes payable to a former director and a former president.

Six Months Ended June 30, 2006 and 2005

Total operating expenses of $408,071 for the six months ended June 30, 2006 consisted of $12,054 in general and administrative expenses, $389,402 in consulting fees, and $6,615 in professional fees.  Total operating expenses for the six months ended June 30, 2005 were $428,297 consisting of $204,631 in consulting expenses and $223,666 in general and administrative expenses.  The net loss for the six months ended June 30, 2006 was $411,297 compared to a net loss of $444,844 for the same period in 2005.

The Company accrued interest expense for the six months ended June 30, 2006 and 2005 of $3,226 and $16,547, respectively, on the notes payable to a former director and a former president.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is currently involved in various lawsuits with Heritage Communications, Inc., “Heritage” related to the Share Exchange Agreement and the Rescission as both a plaintiff and a defendant. The lawsuits described below are in their initial stages and the outcomes of such are undeterminable at the present time.

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

Part of the Company's Answer and Counter Claim states, the Company believes among other things, that Heritage was required to exhibit a substantial degree of development and functional operability of the mesh system and failed to perform. The Company also learned that David Thayne had purported to have technology which did not exist namely a technology that purported to include among other things a wireless mesh network capable of moving data at rate up to 45 megabits.  In addition, Heritage in the Share Exchange Agreement specifically warranted as set forth in section 4.15, titled "Taxes" that: "Heritage has filed all federal, state and local tax and information returns which are required to be filed by it and such returns are true and correct and that Heritage has paid all taxes, interest and penalties, if any, reflected in such tax returns or otherwise due and payable by it.". Heritage has material amounts of previously undisclosed and unpaid employee withholding taxes. According to Heritage management, Heritage's undisclosed and unpaid taxes appear to be in excess of several hundred thousand dollars.

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

On July 19, 2005 the Company filed a Motion to Disqualify Plaintiffs Counsel in the Third District Court,, Salt LakeCounty, Utah in Civil No. 050911718. The Company petitioned for the court to grant the motion based on several conflicts of interest with respect to Plaintiffs Counsel, Brian W. Steffensen.

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

Due to the material and facts surrounding the lawsuit, in its lawsuit CoConnect prays for the following: Plaintiff demands judgment of defendants, jointly and severally, for the sum of no less than one hundred seventy-seven dollars ($177,000) for the tort of embezzlement, conversion, (as to defendants Tanner and Warnick) breach of fiduciary duty, punitive damages in the amount of $1,700,000, (as to defendant David Thayne) false representation of presently existing material facts in the amount of $2,400,000, for reasonable attorney’s fees, for costs of court, for prejudgment interest; and for such other and further relief as the court deems just and proper in the circumstances.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

During November 2004, the Company issued a total of 10,360,000 shares of its restricted common stock to two former presidents in payment of accrued compensation related obligations totaling $410,000. In making these share issuances, the Company relied on the exemptions from the registration requirements of Section 5 provided by Section 4(2), Regulation D.

In error, prior filings cited that the company relied upon Regulation S.

During the year ended December 31, 2005, we issued and sold shares of our common stock to accredited investors for a total of $1,245,000 in cash. We believe the transactions to be exempt under Section 4(2) ), Regulation D of the Securities Act of 1933, as amended, because they did not involve a public offering, and on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D. We believe that this sale of securities did not involve a public offering because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D. On this basis, we believe the securities were sold subject to a safe-harbor afforded by Regulation D. The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of our counsel that registration is not required under the Securities Act of 1933.

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

During the quarter ended June 30, 2006, the Company issued 7,421,617 shares of its previously un-issued common stock as restricted securities as defined in Rule 144 (a)(3) to convert notes payable and accrued interest of $229,646.

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

CoConnect, Inc.

Date: August 21, 2006

By: /s/ Robert Thele

Robert Thele

Chief Executive Officer

Date: August 21, 2006

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer