Form 10KSB/A
period 2005-12-31
COCONNECT INC
filed 2006-11-17
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-KSB/A

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

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title	Location

3.1	Articles of Incorporation	*

3.2	Bylaws	*

14	Code of Ethics	*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

* Previously filed.

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

COCONNECT, INC.

Date: November 16, 2006

By: /s/ Richard Ferguson

Richard Ferguson

Chief Executive Officer

Date: November 16, 2006

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 16, 2006

By: /s/ Robert Thele

Robert Thele

Director

Date: November 16, 2006

By: /s/ Richard Ferguson

Richard Ferguson

Director

Date: November 16, 2006

By: /s/ Dean Becker

Dean Becker

Director

COCONNECT, INC.

Financial Statements for the Years

Ended December 31, 2005 and 2004

and Report of Independent Registered

Public Accounting Firm

COCONNECT, INC.

Pollard-Kelley Auditing Services, Inc.

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

/s/ Pollard-Kelley Auditing Services, Inc.

Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

May 17, 2006

Chisolm Bierwolf & Nilson, LLC Certified Public Accountants	533 West 2600 South, Suite 25 Bountiful, Utah 84010 Phone: (801) 292-8756 Fax: (801) 292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CoConnect, Inc.

We have audited the accompanying statements of operations, stockholders’ equity (deficit) and cash flows of CoConnect, Inc. for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board of the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has not determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisolm, Bierwolf & Nilson LLC

Chisolm, Bierwolf & Nilson, LLC

Bountiful, Utah

April 4, 2005

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