Form 10QSB
period 2006-09-30
COCONNECT INC
filed 2006-11-20
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission File No. 0-18958

___________________________

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7430 S. Creek Road, Suite 102, Sandy, Utah 84093

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 243-7948

480 E. 6400 South, Ste 230, Salt Lake City, Utah 84107

(Former address if changed since the last report)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, $0.001	61,987,005

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

COCONNECT, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets, September 30, 2006 (unaudited)
	and December 31, 2005	3

	Condensed Statements of Operations for the Three and Nine Months
	ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months
	ended September 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Controls and Procedures	8

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COCONNECT, INC.
CONSOLIDATED BALANCE SHEET

	September	December
ASSETS	30, 2006	31, 2005
	(Unaudited)
CURRENT ASSETS
Cash	$2,644	$-
Security Deposits	7,825	7,825
Total Current Assets	10,469	7,825

FIXED ASSETS
Furniture	14,690	-
Total Fixed Assets	14,690	-

TOTAL ASSETS	$25,159	$7,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$55,938	$44,251
Bank Overdraft	-	1,811
Accrued Interest Payable	172,001	167,102
Accrued Expenses	2,600	2,600
Advances from Related Party	50,000	-
Note Payable-Related Party	50,000	270,893
Notes Payable	312,000	312,000
Total Current Liabilities	642,539	798,657

EQUITY
Common Stock
150,000,000 common stock, par value .001, authorized.
Issued and outstanding December 31, 2005 53,615,388
Issued and outstanding September 30, 2006, 61,987,005	61,987	53,615
Additional paid in capital	10,185,155	9,520,569
Retained earnings or (Deficit accumulated during	(10,864,522)	(10,365,016)
development stage)

TOTAL STOCKHOLDER'S DEFICIT	(617,380)	(790,832)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$25,159	$7,825

See accompanying notes to financial statements.

COCONNECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three		For the nine
	months ended		months ended
	September 30		September 30
	2006	2005	2006	2005
Operating Expenses:
General, Selling and Administrative	$3,512	$82,233	$12,054	$286,865
Consulting	73,600	63,624	463,002	287,290
Professional Fees	9,054	-	18,054	-

Net Operating Loss	(86,166)	(145,857)	(493,110)	(574,155)

Other Income (Expenses)
Interest Expense	(1,633)	(8,646)	(4,859)	(25,193)

Total Other Income (Expenses)	(87,799)	(154,503)	(497,969)	(599,348)

Income (Loss) Before Taxes	(87,799)	(154,503)	(497,969)	(599,348)

Taxes	-	-	-	-

Net (Loss)	$(87,799)	$(154,503)	$(497,969)	$(599,348)

Net Loss per share
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of
common shares outstanding:
basic and diluted	59,488,795	16,252,255	59,488,795	16,035,746

See accompanying notes to financial statements.

COCONNECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(497,969)	$(599,348)
Adjustments to reconcile net loss to
cash used by operation activities:
Net change in:
Depreciation	-	2,555
(Increase)/decrease in prepaid expenses	-	9,650
Increase (decrease ) in accounts payable	13,280	108,622
Increase (decrease ) in accrued interest and expenses	4,899	18,382
Services rendered for stock	447,164	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(32,666)	(460,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in note receivable	-	(1,015,357)
Purchase of fixed asset	(14,690)	(20,566)

CASH FLOWS USED IN INVESTING ACTIVITIES	(14,690)	(1,035,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	922
Common stock issued for cash	-	1,245,000
Stock offering costs	-	(114,445)
Proceeds from notes payable- related parties	50,000	165,600
Payments on notes payable -related parties	-	(19,649)
Proceeds received from note payable	-	212,000

CASH FLOWS USED IN FINANCING ACTIVITIES	50,000	1,489,428

Balance at beginning of period	-	6,634
Net Increase (Decrease) in cash	2,644	(6,634)
Balance as at end of period	$2,644	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	-	-
Income Taxes	-	-

See accompanying notes to financial statements.

COCONNECT, INC.

Notes to the Condensed Financial Statements

September 30, 2006 and December 31, 2005

GENERAL

Coconnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30,2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-KSB for the twelve months ended December 31, 2005.

EQUITY TRANSACTIONS

On April 11, 2006, the Company issued 1,464,531 shares of its common stock at market value of $.17 for services in acquiring financing.

On April 21, 2006, the Company issued 397,011 shares of its common stock at market value of $.19 for services in acquiring financing.

On April 21, 2006, the Company issued 150,000 shares of its common stock at a negotiated value of $15,000 for services to complete 2005 audit.

On May 2, 2006, the Company issued 5,000,000 shares of its common stock at a negotiated value of $50,000 for management services to keep the Company operating.

On May 22, 2006, the Company issued 410,075 shares of its common stock at market value of $.16 for services in acquiring financing.

On August 10, 2006, the Company’s canceled 1,500,000 shares of previously issued stock.

On August 10, 2006, the Company issued 1,500,000 shares.  The Company subsequently canceled these shares before they were released.

On August 11, the Company issued 500,000 shares of its common stock at fair market price of $.11 per share for services received.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had current assets of $10,469 and current liabilities of $642,539, resulting in a working capital deficiency of $632,070. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $617,380 at September 30, 2006.

As of September 30, 2006, the Company’s assets consisted of $2,644 in cash and a security deposit in the amount of $7,825.  The Company’s liabilities consisted of $55,938 in accounts payable, $170,001 in accrued interest payable, $2,600 in accrued expenses, $100,000 in notes payable to and advances from related parties, and $312,000 in other notes payable. The notes payable to related parties were reduced during the period through the issuance of 1,950,000 shares of the Company’s common stock to retire the obligation.

During the nine months ended September 30, 2006, the Company used net cash of $32,666 in operating activities as compared to $460,139 for the same period in 2005.

During the nine months ended September 30, 2006, the Company used $14,690 for investing activities as compared to $1,035,923 used during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, net cash provided by financing activities was $50,000 as compared to $1,489,428 provided during the nine months ended September 30, 2005.

RESULTS OF OPERATIONS

During the period ended September 30, 2006 and 2005, the Company had no revenues from operations.

Three Months Ended September 30, 2006 and 2005

Total operating expenses of $86,166 for the three-months ended September 30, 2006 consisting of $3,512 in general and administrative expenses, $73,600 in consulting fees and $9,054 in professional fees.  Total operating expenses for the three months ended September 30, 2005 were $145,857 consisting of $63,624 in consulting expenses and $82,233 in general and administrative expenses.  The net loss for the three months ended September 30, 2006 was $87,799 compared to a net loss of $154,503 for the same period in 2005.

The Company accrued interest expense for the three months ended September 30, 2006 and 2005 of $1,633 and $8,646, respectively, on the notes payable to a former director and a former president.

Nine Months Ended September 30, 2006 and 2005

Total operating expenses of $493,110 for the nine months ended September 30, 2006 consisted of $12,054 in general and administrative expenses, $463,002 in consulting fees, and $18,054 in professional fees.  Total operating expenses for the nine months ended September 30, 2005 were $493,110 consisting of $287,290 in consulting expenses and $286,865 in general and administrative expenses.  The net loss for the nine months ended September 30, 2006 was $497,969 compared to a net loss of $599,348 for the same period in 2005.

The Company accrued interest expense for the nine months ended September 30, 2006 and 2005 of $4,859 and $25,193, respectively, on the notes payable to a former director and a former president.

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

September 11, 2006, Timothy Hanson denied a Motion for Summary Judgment brought by CoConnect, Inc. Judge Hanson set a date for discovery of November 30, 2006. A date for the trial has not yet been set.

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

On April 11, 2006, the Company issued 1,464,531 shares of its common stock at market value of $.17 for services in acquiring financing.

On April 21, 2006, the Company issued 397,011 shares of its common stock at market value of $.19 for services in acquiring financing.

On April 21, 2006, the Company issued 150,000 shares of its common stock at a negotiated value of $15,000 for services to complete 2005 audit.

On May 2, 2006, the Company issued 5,000,000 shares of its common stock at a negotiated value of $50,000 for management services to keep the Company operating.

On May 22, 2006, the Company issued 410,075 shares of its common stock at market value of $.16 for services in acquiring financing.

On August 10, 2006, the Company’s canceled 1,500,000 shares of previously issued stock.

On August 10, 2006, the Company issued 1,500,000 shares.  The Company subsequently canceled these shares before they were released.

On August 11, the Company issued 500,000 shares of its common stock at fair market price of $.11 per share for services received.

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