Form 10KSB
period 2006-12-31
COCONNECT INC
filed 2007-04-17
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission File No. 0-18958

___________________________

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7430 S. Creek Road, Suite 102

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

The aggregate market value of the issuer’s common stock held by non-affiliates at April 16, 2007 is deemed to be $1,414,507.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   83,407,005 shares of common stock, $.001 par value issued and outstanding as of April 16, 2007.

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

Personnel

As of December 31, 2006, we had no employees.

Item 2. Description of Properties

The Company leases an office facility located at 7430 Creek Road, Suite 102, Sandy, Utah 84093. This property of approximately 1,500 square feet, houses the Company's headquarters and its administrative offices.

Item 3. Legal Proceedings

During 2006 the Company was involved in several lawsuits. In January 2007, the Company and Heritage Communications, Inc., parties to consolidated lawsuits in the State of Utah, Third District Court, Civ. Nos. 05-091-1718 and 05-091-2224, have agreed that all allegations about the parties made in prior filings with the Securities and Exchange Commission and all allegations made in lawsuits between the parties have been completely settled and resolved by all parties, and the lawsuits have been settled with prejudice.

A summary of the settled lawsuits are as follows:

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

None.

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

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low
Jan. 2 thru March 31.30		.075	.40	.085
April 1 thru June 30.31		.13	.38	.16
July 1 thru Sept. 30.14		.055	.18	.06
Oct. 1 thru Dec. 31.07		.015	.08	.025

On April 16, 2007, the closing quotation for our common stock was $0.03 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of April 16, 2007 was 4,713, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends.

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans.

We currently do not have any stock option or other equity compensation plans.

(e) Recent sales of unregistered securities.

During the year ended December 2006, the Company issued 1,950,000 shares of its common stock to retire promissory notes valued at $229,646.

During the year ended December 2006, the Company issued 1,861,542 shares of its common stock in exchange for services rendered to secure funding for the Company.

During the year ended December 2006, The Company sold 150,000 shares if its common stock for $15,000. The shares were valued at the average trading price (market value) of the stock for the three days prior to the issuance of the shares for an average price of $0.10 per share.

During the year ended December 2006, the Company issued 11,330,075 shares of its common stock for services.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the year ended December 31, 2006, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

Results of Operations

During the years ended December 31, 2006 and 2005, the Company had no revenues from operations.

Total costs and expenses of $859,220 for the year ended December 31, 2006 consisted of $830,814 in consulting expenses, $979 in depreciation expense, and $27,427 in general and administrative expenses.  The general and administrative expenses were comprised of overhead and legal expenses related to the Heritage litigation. The Company recorded a loss of $895,317 for the year ended December 31, 2006.

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

The Company accrued interest expense of $36,097 on the notes payable to a former director and a former president in the years ended December 31, 2006 and 2005.

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

Liquidity and Capital Resources

At December 31, 2006, the Company had assets of $22,561 comprised of $25 in cash, $1,00 in advances, $7,825 in security deposits and $13,711 in furniture.  There were liabilities of $668,350 comprised of $55,938 in accounts payable, $197,812 in accrued interest payable, $2,600 in accrued expenses, $60,000 in advances to a related party, $50,000 in notes payable to a related party, and $312,000 in other notes payable. Current assets of $8,850 and current liabilities of $668,350, resulted in a working capital deficiency of $659,500. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in the private placement through December 31, 2006, the Company reported total a stockholders' deficit of $645,789 at December 31, 2006.

During the year December 31, 2006 the Company sold 150,000 shares of its common stock in private placements with accredited investors, receiving gross proceeds of $15,000. The Company used the proceeds for working capital and general corporate purposes.

During the year ended December 31, 2006, the Company used net cash of $35,284 in operating activities.

During the year ended December 31, 2006, the Company used net cash of $14,691 in investing activities which resulted from the purchase of furniture.

During the year ended December 31, 2006, net cash provided by financing activities was $50,000, consisting of a proceeds from a related party note payable.

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

In April, 2006, the Company engaged Pollard-Kelley Auditing Services, Inc. as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2005. Pollard-Kelley reviewed the quarterly report for the period ended September 30, 2006 and determined that there were no material defects that would require an amended filing for the quarter.

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

Officers:

Name	Age	Position
Robert B. Thele	66	Chief Executive Officer
Richard W. Ferguson, III	45	President
Dean H. Becker	53	Secretary and Treasurer

Board of Directors:

Name	Age	Position
Robert B. Thele	66	Chairman of the Board of Directors
Richard W. Ferguson, III	45	Member of the Board of Directors
Dean H. Becker	53	Member of the Board of Directors

Robert B. Thele, Chairman of the Board of Directors and Chief Executive Officer, age 66, is a business consultant specializing in acquisitions, mergers, start-ups and corporate re-structuring. Mr. Thele served as president and CEO of American Sports Product Group between 1996 and 2001. During his tenure at American Sports Product Group, the company's gross sales increased from $10 million to over $200 million dollars in five years. Prior to his tenure at American Sports Product Group, Mr. Thele served as the president and CEO of Covey Leadership Center wherein he was awarded the prestigious Fortune Magazines 1993' Entrepreneur of the Year' Award. During his eight-year tenure as president and CEO at Covey Leadership Center, it increased sales from $1 million to over $ 80 million, and expanded the business to 36 countries.

Richard W. Ferguson, III, President and Director, age 45, his principal occupation for the past eleven years has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor. Mr. Ferguson is internationally recognized as an expert in the field of direct marketing technology and consumer electronics. He brings an unparalleled level of contacts, suppliers, industry contacts, and management experience. Formerly Mr. Ferguson was an architect specializing in large commercial, institutional and government projects throughout the Eastern United States with clients ranging from Regional Hospital Authorities, The Department of Defense to United States Postal Service and The University of Tennessee. Mr. Ferguson received a Bachelors of Science Degree in Architecture and Masters Degree in Business Administration.

Dean H. Becker, Secretary, Treasurer and Director, age 53, is currently a director in a number of publicly held corporations. He was a practicing attorney from 1979 through 2001 when he resigned from the active practice of law and devoted his time to business matters such as COO of North American Diabetes Systems specializing in treating diabetics; vice-president of Dazzling Bright Marketing, Inc. involved with building dental practices; and president of MedxLink which, subsequent to his departure, merged with Particle Drilling Technologies, a developer of a patented particle impact drilling technology for use in oil and gas exploration, in January 2005.

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

CoConnect, Inc.

7430 Creek Road, Suite 102

Sandy, Utah 84093

Attention of Board of Directors

We did not hold an annual meeting of shareholders during the fiscal year ended December 31, 2006.

Committees of the Board of Directors

The members of our board of directors, each of whom are not deemed independent, currently serve as the Audit Committee, Compensation Committee and Nominating Committee of the Board.

The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent auditors, including recommending the selection of the independent auditors.

None of our board committees has developed a written charter.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.

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

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers (the "Named Executive Officer") for the years ended December 31, 2006, 2005 and 2004. No other officers were paid in excess of $100,000 during the year ended December 31, 2006.

					Long-Term Compensation
					Restricted	Securities
		Annual Compensation			Stock	Underlying
Name and Position	Year	Salary	Bonus	Other	Awards	Options	Other
Robert Thele	2006	$ -	$ -	$ -	-	-	$ -
Chairman	2005	$ -	$ -	$ -	-	1,000,000	$ -
	2004	$ -	$ -	$ -	-	-	$ -

Richard Ferguson	2006	$100,000(1)	$ -	$ -	5,000,000	-	$ -
President,	2005	$ -	$ -	$ -	-	-	$ -
Director	2004	$ -	$ -	$ -	-	-	$ -

Dean H. Becker	2006	$ -	$ -	$ -	3,150,000	-	$ -
Secretary,	2005	$ -	$ -	$ -	-	-	$ -
Treasurer,	2004	$ -	$ -	$ -	10,000,000	-	$ -
Director

(1) In 2007 the salaries due to Mr. Ferguson for 2006 were converted into 10,000,000 shares of the Company’s common stock.

Option/SAR Grants in Fiscal Year 2006

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of April 16, 2007 by:

•

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;

•

each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 83,407,005 shares of common stock outstanding as of April 16, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Richard W. Ferguson, III (1)

7430 Creek Road, Suite 102

Sandy, UT 84093

David Thayne (2)

7035 Towncrest Dr.

Salt Lake City, UT 84121

Tim Thayne (3)

148 Steep Mountain Dr.

Draper, UT 84020

David Black (4)

7430 Creek Road, Suite 102

Sandy, UT 84093

Dean H. Becker (5)

7430 Creek Road, Suite 102

Sandy, UT 84093

	15,000,000 7,752,750 7,662,220 5,135,000 341,792	17.98% 9.30% 9.19% 6.59% 4.10%
All current directors and executive officers as a group (1 person) (6)	15,341,792	22.08%

(1) Richard W. Ferguson, president and a member of the board of directors.

(2) David Thayne, through Alaska Dreams, LLC, a Nevada limited liability company, owns 6,282,750 shares of our common stock and owns an additional 1,470,000 shares of our common stock in his name. Mr. Thayne was president and chief executive officer of Heritage, but has never held a management position in CoConnect.

(3) Tim Thayne, through Alaska Dreams, LLC, a Nevada limited liability company, owns 6,282,750 shares of our common stock and owns an additional 1,379,470 shares of our common stock in his name. Tim Thayne was the former president, chief executive officer and a member of the board of directors until October 10, 2005.

(4) David Black, former attorney for the Company.

(5) Dean H. Becker is the secretary/treasurer and a member of the board of directors.

(6) Robert B. Thele, the chairman of the board of directors does not currently own any shares of the Company’s common stock.

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

* Incorporated by reference.

b.  Reports on Form 8-K

Date	Form	Items Reported

04/26/06	8-K	4.01, 4.02, 9.01
05/01/06	8-K	5.02
05/03/06	8-K	8.01, 9.01
11/06/06	8-K/A	4.01, 4.02, 9.01

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,000 for fiscal year ended 2006 and $1,903 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2006 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2006 and consisted of tax compliance services and $-0- for fiscal year ended 2005 and consisted of tax compliance services.

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

COCONNECT, INC.

Date: April 17, 2007

By: /s/ Richard Ferguson

Richard Ferguson

Chief Executive Officer

Date: April 17, 2007

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007

By: /s/ Robert Thele

Robert Thele

Director

Date: April 17, 2007

By:  /s/ Richard Ferguson

Richard Ferguson

Director

Date: April 17, 2007

By: /s/ Dean Becker

Dean Becker

Director

COCONNECT, INC.

Financial Statements for the Years

Ended December 31, 2006 and 2005

and Report of Independent Registered

Public Accounting Firm

COCONNECT, INC.

Pollard-Kelley Auditing Services, Inc.

Auditing Services                                                   3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. as of December 31, 2006 and December 31, 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for the two years in the periods ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date.  This factor among others may indicate the Company will be unable to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

April 17, 2007

COCONNECT, INC.

BALANCE SHEETS

AS AT

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash	$25	$-
Advance	1,000	-
Security Deposits	7,825	7,825
Total Current Assets	8,850	7,825

FIXED ASSETS
Furniture(net of depreciation)	13,711	-

TOTAL ASSETS	$22,561	$7,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$55,938	$44,251
Bank Overdraft	-	1,811
Accrued Interest Payable	197,812	167,102
Accrued Expenses	2,600	2,600
Advances Related Party	50,000
Note Payable-Related Party	50,000	270,893
Notes Payable	312,000	312,000
Total Current Liabilities	668,350	798,657

Total Liabilities	668,350	798,657

EQUITY
Common Stock-150,000,000 common stock par value .001 authorized.
Issued and outstanding December 31, 2005 53,615,388.
Issued and outstanding December 31, 2006 67,407,005	67,407	53,615
Additional paid in capital	10,547,137	9,520,569
Retained earnings or (Deficit accumulated during development stage)	(11,260,333)	(10,365,016)

TOTAL STOCKHOLDERS’ DEFICIT	(645,789)	(790,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,561	$7,825

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005
REVENUES

OPERATING EXPENSES
Consulting expenses	$830,814	$321,165
Bad debt expense (Note 4)	-	957,337
Depreciation	979	-
General and administrative	27,427	1,078,059

Total Operating Expenses	859,220	2,356,561

NET OPERATING LOSS	(859,220)	(2,356,561)

OTHER EXPENSES
Loss on impairment
of intangible assets (Note 2)	-	(361,300)
Interest expense	(36,097)	(36,097)

Total Other Expenses	(36,097)	(397,397)

NET LOSS BEFORE
INCOME TAXES	(895,317)	(2,753,958)

INCOME TAX EXPENSE	-	-

NET LOSS	$(895,317)	$(2,753,958)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	61,325,761	16,177,714

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

Statements of Stockholders’ Equity from December 31, 2004 through December 31, 2006

			Additional	Retained	Total
	Common	Stock	Paid In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2004	15,047,755	$15,048	$7,717,568	$(7,611,058)	$121,558

Shares issued for cash at
$1.00 per share in a
private placement	823,500	823	822,677	-	823,500

Shares issued for cash at
$1.50 per share in a
private placement	281,000	281	421,219	-	421,500

Private placement stock
issuance costs	-	-	(144,445)	-	(144,445)

Shares issued at $.50 per
share in payment of note
payable	100,000	100	49,900	-	50,000

Shares issued for services
rendered at an average price
of $0.49 per share	1,350,000	1,350	653,650	-	655,000

Shares issued for services	6,013,133	6,013	-	-	6,013

Shares issued and in dispute	30,000,000	30,000	-	-	30,000

Net (Loss) for year ended
December 31,2005	-	-	-	(2,753,958)	(2,753,958)

Balance as at 12/31/2005	53,615,388	53,615	9,520,569	(10,365,016)	(790,832)

Continued

COCONNECT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

Statements of Stockholders’ Equity from December 31, 2004 through December 31, 2006

Continued

			Additional	Retained	Total
	Common	Stock	Paid In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Shares issued to convert note
payable	1,300,000	1,300	175,651	-	176,951

Shares issued to convert note
payable	650,000	650	52,045	-	52,695

Shares issued for services in
securing funding	1,464,531	1,465	247,505	-	248,970

Shares issued for services in
securing European funding	397,011	397	75,035		75,432

To record discount sale of
restricted stock	150,000	150	14,850	-	15,000

Stock issued for services	5,000,000	5,000	45,000	-	50,000

Stock issued for services	410,075	410	65,202	-	65,612

Stock issued in prior period
canceled	(1,500,000)	(1,500)	-	-	(1,500)

Stock issued for services	1,500,000	1,500	163,500	-	165,000

Stock issued for services	500,000	500	54,500	-	55,000

Stock issued for services	1,420,000	1,420	48,280	-	49,700

Stock issued for services	2,500,000	2,500	85,000		87,500

Net (Loss) for year ended
December 31, 2006	-	-	-	(895,317)	(895,317)

Balance as at 12/31/2006	67,407,005	$67,407	$10,547,137	$(11,260,333)	$(645,789)

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net Loss	$(859,220)	$(2,753,958)
Adjustments to reconcile net loss to
cash used by operation activities:
Bad debt expense	-	957,337.00
Stock issued for services	781,539	691,013
Loss on impairment of intangible assets	-	361,300
Changes in operating, assets & liabilities
Increase (decrease ) in prepaids, advances and deposits	-	14,650
Increase (decrease ) in accounts payable	11,687	40,848
Increase (decrease ) in accrued interest and expenses	30,710	29,254
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,284)	(659,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased Furniture	(14,691)	-
Advances made on notes receivable	-	(937,337)
CASH FLOWS USED IN INVESTING ACTIVITIES	(14,691)	(937,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	1,811
Common stock issued for cash	-	1,245,000
Stock offering costs	-	(114,445)
Proceeds from Notes Payable-Related Parties	-	265,542
Payments on Notes Payable-Related Parties	50,000	(19,649)
Proceeds from Notes Payable	-	212,000
CASH FLOWS FROM FINANCING ACTIVITIES	50,000	1,590,259

Net Increase (Decrease) in cash	25	(6,634)
Balance at beginning of period	-	6,634
Balance as at end of period	$25	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable converted into common stock	229,646	500,000
Common stock issued for services rendered	795,714	691,013
Common stock issued in satisfaction of notes payable
and accrued expenses	-	50,000

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

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

As part of the Agreement, Heritage provided warranties and representations that, among other items, it had no undisclosed outstanding indebtedness and that it had filed all federal, state and local tax returns which were required and that Heritage had paid all taxes, interest and penalties, if any, due and payable related to its tax liabilities.  Subsequent to the Agreement being executed, the Company determined that material omissions and misrepresentations had been made by Heritage.   As a result of these omissions and misrepresentations, the Company rescinded the Agreement on July 14, 2005.  As a result of the rescission, the Company issued a cancel order to the transfer agent on the 30 million shares of common stock previously issued to the shareholders of Heritage.  The stock has been recorded at par value.

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

CONNECT, INC.

Notes to the Financial Statements

December 31, 2006

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

f.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2006.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Income Taxes (Continued)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $11,260,333 that may be offset against future taxable income through 2025.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Net deferred tax assets (liabilities) consist of the following components:

December 31,
2006

Operating loss carryforwards	$3,841,356
Valuation allowance	(3,841,356)

Net deferred tax assets (liabilities)	$-

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

December 31, 2006

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

	December 31,
	2006	2005

Numerator – (loss)	$(895,317)	$(2,753,598)
Denominator – weighted average
number of shares outstanding	61,325,761	16,177,714
Loss per share	$(0.01)	$(0.17)

j.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

 On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company adopted SFAS 123R in the first quarter 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" - In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

j.

Recent Accounting Pronouncements - Continued

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company will adopt SFAS 155 as of January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement is effective for all transactions in fiscal years beginning after September 15, 2006.  We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows, and results of operations

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires a company to recognize the over-funded or under-funded status of its defined benefit postretirement plans (other than a multiemployer plan), measured as of the company's year end, as assets or liabilities in its statement of financial position and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. SFAS 158 requires that the projected benefit obligation be used to measure unfunded liabilities instead of the accumulated benefit obligation for defined benefit plans. Also, companies are required to measure the unfunded liability for retiree medical plans using the accumulated postretirement benefit obligation while in the past there were no minimum liability requirements. SFAS 158 is effective for all fiscal years ending after December 15, 2006 and is required to be adopted in our financial statements for the fiscal year ending December 31, 2006. We have not yet completed our analysis of the effects of this statement on our Statements of Operations or financial position.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

NOTE 3 -

NOTES PAYABLE – RELATED PARTY

Notes payable – related party consisted of the following at December 31, 2006:

2006

Various notes payable to officers, directors, and shareholders of the Company, interest imputed at 8.0% per annum, due
on demand, and unsecured.	$50,000

Less: current portion	(50,000)

Long-term notes payable – related party	$4,000

Accrued interest payable on the related party notes were $4,000 as of December 31, 2006.

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

NOTE 5 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2006:

2005

Note payable to a former director of the Company,
interest at 9.0% per annum, due on demand, and unsecured.	$175,000

Note payable to a company, interest at 8.0% per annum,
due on demand, and unsecured.	137,000

Total notes payable	312,000

Less: current portion	(312,000)

Long-term notes payable	$-

Accrued interest payable on the notes payable were $164,002 as of December 31, 2006.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

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

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

Lawsuits

During 2006 the Company was involved in several lawsuits. In January 2007, the Company and Heritage Communications, Inc., parties to consolidated lawsuits in the State of Utah, Third District Court, Civ. Nos. 05-091-1718 and 05-091-2224, have agreed that all allegations about the parties made in prior filings with the Securities and Exchange Commission and all allegations made in lawsuits between the parties have been completely settled and resolved by all parties, and the lawsuits have been settled with prejudice.

NOTE 8 -

EQUITY TRANSACTIONS

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

During February, 2006, the Company issued 1,300,000 with fair market value of  176,951 to settle a note payable.

During April,  2006, the Company issued 650,000 with fair market value of 176,951 to settle a note payable.

During April of 2006, the Company issued 1,464,531 shares of its common stock at market price of $.17 for services.

During April of 2006, the Company issued 397,011 shares of its common stock at market price of $.19 for services.

During April of 2006, the Company sold 150,000 shares of its common stock at a discounted price of $.10 for cash.

COCONNECT, INC.

Notes to the Financial Statements

December 31, 2006

NOTE 8 -

EQUITY TRANSACTIONS – Continued

During May of 2006, the Company issued 5,000,000 shares of its common stock at market price of $.01 for services.

During May of 2006, the Company issued 410,075 shares of its common stock at market price of $.16 for services.

During August of 2006, the Company canceled 1,500,000 shares of its common stock issued in a prior period.

During August of 2006, the Company issued 1,500,000 shares of its common stock at market price of $.11 for services.

During August of  2006, the Company issued 500,000 shares of its common stock at market price of $.11 for services.

During November of  2006, the Company issued 1,420,000 shares of its common stock at market price of $.035 for services.

During November of  2006, the Company issued 2,500,000 shares of its common stock at market price of $.035 for services.

NOTE 9 -

COMMON STOCK DISCREPANCIES

The Company issued 30,000,000 shares to Heritage in an agreement that the Company rescinded on the books of the Company.  The Company also issued 8,000,000 shares to Phoenix in an agreement that has been rescinded.  Management has placed an administrative hold on the shares issued to Heritage.  The shares issued to Phoenix have been returned to the Company.