Form 10QSB
period 2007-03-31
COCONNECT INC
filed 2007-05-21
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2007
Common Stock, $0.001	83,407,005

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

COCONNECT, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets, March 31, 2007 (unaudited)	3

	Condensed Statements of Operations for the Three Months
	ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Statements of Cash Flows for the Three Months
	ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3.	Controls and Procedures	8

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		9

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COCONNECT, INC.
CONDENSED BALANCE SHEET
As at March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$25
Advance	1,000
Security Deposits	7,825
Total Current Assets	8,850

FIXED ASSETS
Furniture(net of depreciation)	12,977
12,977

Total Assets	$21,827

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$55,938
Bank Overdraft	0
Accrued Interest Payable	205,490
Accrued Expenses	2,600
Advances Related Party	50,000
Note Payable-Related Party	50,000
Notes Payable	312,000
Total Current Liabilities	676,028

Total Liabilities	676,028

EQUITY
Common Stock-150,000,000 common stock par value .001
authorized. Issued and outstanding March 31, 2007
83,407,005	83,407
Additional paid in capital	11,054,637
Retained earnings or (Deficit accumulated during
development stage)	(11,792,245)

Total Stockholder's Equity	(654,201)

Total Liabilities And Stockholders Equity	$21,827

See accompanying notes to financial statements.

COCONNECT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

REVENUES	$0	$0

OPERATING EXPENSES

Consulting expenses	360,000	0
Depreciation	734	0
Legal Expense	165,000	0
General and administrative	0	848

Total Operating Expenses	525,734	848

NET OPERATING LOSS	(525,734)	(848)

OTHER EXPENSES
Interest expense	(7,678)	(10,386)

Total Other Expenses	(7,678)	(10,386)

NET LOSS BEFORE
INCOME TAXES	(533,412)	(11,234)

INCOME TAX EXPENSE		0

NET LOSS	$(533,412)	$(11,234)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	80,907,005	54,185943

See accompanying notes to financial statements.

COCONNECT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(533,412)	$(11,234)
Adjustments to reconcile net loss to
cash used by operation activities:
Stock issued for services	525,000	0
Depreciation	734	0

Changes in operating, assets & liabilities
Increase (decrease ) in accounts payable	0	2,687
Increase (decrease ) in accrued interest and expenses	7,678	10,387

CASH FLOWS USED IN OPERATING ACTIVITIES	0	1,840

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on notes receivable	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank overdraft	0	(1,811)
Common stock issued for cash	0	0
Proceeds from Notes Payable	0	0
CASH FLOWS USED IN FINANCING ACTIVITIES	0	(1,811)

Net Increase (Decrease) in cash	0	29
Balance at beginning of period	25	0
Balance as at end of period	$25	$29

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	0	0
Income Taxes	0	0

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	525,000
Common stock issued in satisfaction of notes payable
and accrued expenses		229,646

See accompanying notes to financial statements.

COCONNECT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

GENERAL

CoConnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2006.

EQUITY TRANSACTIONS

On January 17, 2007, the Company issued 10,000,000 shares of its common stock at market value of $.01 for deferred compensation for 2006.

On February 16, 2007, the Company canceled 1,500,000 shares of its common stock that had been issued in 2006.

On February 16, 2007, the Company issued 1,750,000 shares of its common stock at market value of $.01 for consulting services rendered.

On February 16, 2007, the Company issued 5,500,000 shares of its common stock at market value of $.01 for legal services rendered.

On February 16, 2007, the Company issued 250,000 shares of its common stock at market value of $.01 for consulting services rendered.

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

Item 2.  Plan Of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had current assets of $8,850 and current liabilities of $676,028, resulting in a working capital deficiency of $667,178. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $654,201 at March 31, 2007.

As of March 31, 2007, the Company’s total assets in the amount of $21,827 consisted of $25 in cash, $1,000 in advances, $7,825 in security deposits, and $12,977 in fixed assets.  The Company’s liabilities were $676,028 consisting of $55,938 in accounts payable, $205,490 in accrued interest payable, $2,600 in accrued expenses, $100,000 in advances and notes payable to related parties, and $312,000 in other notes payable.

During the three-months ended March 31, 2007, the Company used net cash of $0 in operating activities as compared to $1,840 for the same period in 2006.

During the three-months ended March 31, 2007 and 2006, the Company did not use any cash for investing activities.

During the three-months ended March 31, 2007, net cash provided by financing activities was $0 compared to $1,811 in a decrease in the bank overdraft for the same period in 2006.

RESULTS OF OPERATIONS

During the periods ended March 31, 2007 and 2006, the Company had no revenues from operations.

Total operating expenses of $525,734 for the three-months ended March 31, 2007 consisted of $360,000 in consulting expenses, $734 in depreciation, and $165,000 in legal fees.  Total operating expenses for the three-months ended March 31, 2006 were $848 consisting solely of general and administrative expenses.  The net loss for the three-months ended March 31, 2007 was $533,412 compared to a net loss of $11,234 for the same period in 2006.

The Company accrued interest expense for the three-months ended March 31, 2007 and 2006 of $7,678 and $10,386, respectively, on the notes payable to a former director and a former president.

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

Item 3. Controls And Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

On January 17, 2007, the Company issued 10,000,000 shares of its common stock at market value of $.01 for deferred compensation for 2006.

On February 16, 2007, the Company canceled 1,500,000 shares of its common stock that had been issued in 2006.

On February 16, 2007, the Company issued 1,750,000 shares of its common stock at market value of $.01 for consulting services rendered.

On February 16, 2007, the Company issued 5,500,000 shares of its common stock at market value of $.01 for legal services rendered.

On February 16, 2007, the Company issued 250,000 shares of its common stock at market value of $.01 for consulting services rendered.

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

CoConnect, Inc.

Date: May 19, 2007

By: /s/ Richard Ferguson

Richard Ferguson

Chief Executive Officer

Date: May 21, 2007

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer