Form 10QSB
period 2007-06-30
COCONNECT INC
filed 2007-08-21
CIK 1088638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of August 20, 2007
Common Stock, $0.001	3,473,400

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

COCONNECT, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets, June 30, 2007 (unaudited)	3

	Condensed Statements of Operations for the Three Months
	ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Statements of Cash Flows for the Three Months
	ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Controls and Procedures	9

Part II – OTHER INFORMATION

Item 5.	Other Information	9

Item 6.	Exhibits	10

SIGNATURES		10

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services                                              4500 Rockside Road Suite 450, Independence, OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors

CoConnect, Inc.

We have reviewed the accompanying consolidated balance sheets of CoConnect, Inc. as of June 30, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board.  A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 19, 2007

Independence, Ohio

COCONNECT, INC.
CONSOLIDATED BALANCE SHEET
As at
(Unaudited)

June 30, 2007
ASSETS
Current Assets
Cash	$25
Advance	1,000
Security Deposits	7,825
Total Current Assets	8,850

FIXED ASSETS
Furniture(net of depreciation)	12,977
12,977

TOTAL ASSETS	$21,827

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$55,938
Bank Overdraft	-
Accrued Interest Payable	205,490
Accrued Expenses	2,600
Advances Related Party	50,000
Note Payable-Related Party	50,000
Notes Payable	312,000
Total Current Liabilities	676,028

Total Liabilities	676,028

STOCKHOLDERS’ EQUITY
Common Stock-150,000,000 common stock par value .001
authorized. Issued and outstanding June 30, 2007
83,407,005	83,407
Additional paid in capital	11,054,637
Retained earnings or (Deficit accumulated during
development stage)	(11,792,245)

Total Stockholder's Equity	(654,201)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$21,827

COCONNECT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended
	June 30
	2007	2006

REVENUES	$-	$-

OPERATING EXPENSES

Consulting expenses	-	389,402
Depreciation	-	-
Legal Expense	-	9,000
General and administrative	-	29

Total Operating Expenses	-	398,431

NET OPERATING LOSS	-	(398,431)

OTHER EXPENSES
Interest expense	(1,633)	(1,633)

Total Other Expenses	(1,633)	(1,633)

NET LOSS BEFORE
INCOME TAXES	(1,633)	(400,064)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,633)	$(400,064)

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	83,407,005

COCONNECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended

	June 30, 2007	June 30, 2006

OPERATING ACTIVITIES
Net Loss	$(1,633)	$(411,297)
Adjustments to reconcile net loss to
cash used by operation activities:
Stock issued for services	-	-
Depreciation	-	-

Changes in operating, assets & liabilities
Increase (decrease ) in accounts payable	-	(4,712)
Increase (decrease ) in accrued interest and expenses	1,633	3,266
Services rendered for stock	-	389,402
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(23,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on notes receivable	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank overdraft	-	23,341
Common stock issued for cash	-	-
Stock offering costs	-	-
Proceeds from Notes Payable-Related Parties	-	-
Payments on Notes Payable-Related Parties	-	-
Proceeds from Notes Payable	-	-
	-	23,341

Net Increase (Decrease) in cash	-	-
Balance at beginning of period	25	0
Balance as at end of period	$25	$0

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	-	-
Income Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	-	-
Common stock issued in satisfaction of notes payable
and accrued expenses	-	-

COCONNECT, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

GENERAL

CoConnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2006.

EQUITY TRANSACTIONS

None

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

SUBSEQUENT EVENTS

On July 2, 2007, the company canceled 14,000,000 shares issued in a previous period.

On July 13, 2007, the company had a 1 for 20 reverse split.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had current assets of $8,850 and current liabilities of $676,028, resulting in a working capital deficiency of $667,178. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $654,201 at June 30, 2007.

As of June 30, 2007, the Company’s total assets in the amount of $21,827 consisted of $25 in cash, $1,000 in advances, $7,825 in security deposits, and $12,977 in fixed assets.  The Company’s liabilities were $676,028 consisting of $55,938 in accounts payable, $205,490 in accrued interest payable, $2,600 in accrued expenses, $100,000 in advances and notes payable to related parties, and $312,000 in other notes payable.

During the three months ended June 30, 2007, the Company used net cash of $0 in operating activities as compared to $23,341 for the same period in 2006.

During the three months ended June 30, 2007 and 2006, the Company did not use any cash for investing activities.

During the three months ended June 30, 2007, net cash provided by financing activities was $0 compared to $23,341 in a decrease in the bank overdraft for the same period in 2006.

RESULTS OF OPERATIONS

During the periods ended June 30, 2007 and 2006, the Company had no revenues from operations.

The Company had no operating expenses for the three months ended June 30, 2007. Total operating expenses for the three months ended June 30, 2006 were $398,431 consisting of $389,402 in consulting expenses, $9,000 in legal fees and $29 in general and administrative expenses.  The net loss for the three months ended June 30, 2007 was $1,633 compared to a net loss of $400,064 for the same period in 2006.

The Company accrued interest expense for the three months ended June 30, 2007 and 2006 of $1,633 and $1,633, respectively, on the notes payable to a former director and a former president.

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

PART II - OTHER INFORMATION

Item 5.   Other Information.

Subsequent Event

On August 5, 2007, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of August 5, 2007, with CoConnect Sub, Inc., a newly-formed Nevada corporation (hereinafter “CoConnect Sub”) and Boomj.com, Inc., a Nevada corporation (hereafter “BOOMJ”), pursuant to which CoConnect Sub agreed to merge with and into BOOMJ (the “Merger”). In connection with the Merger, we agreed to issue, pursuant to an exemption proved under Section 4(2) of the Securities Act of 1933, as amended, 2.5 shares of Connect, Inc. for each common stock equivalent of BOOMJ, in exchange for all of the issued and outstanding stock of BOOMJ.

The closing of the Merger is currently anticipated to occur in August 2007. The consummation of the transaction is subject to the satisfaction of customary conditions in similar transactions, including requisite consents, the truth and accuracy of the parties' respective representations and warranties, the absence of any pending litigation seeking to restrain or invalidate the transaction and the lack of any material adverse changes since the execution and delivery of the Reorganization Agreement.

The Reorganization Agreement is further described in the 8-K filed on August 10, 2007.

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

(b)  Reports on Form 8-K

(i)

On July 11, 2007, we filed an 8-K regarding the 1 for 20 reverse split of our common stock.

(ii)

On August 10, 2007, we filed an 8-K regarding our intended reorganization by the proposed acquisition of BoomJ, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoConnect, Inc.

Date: August 21, 2007

By: /s/ Richard Ferguson

Richard Ferguson

Chief Executive Officer

Date: August 21, 2007

By: /s/ Dean Becker

Dean Becker

Chief Financial Officer