Form 10QSB
period 2007-09-30
COCONNECT INC
filed 2007-11-19
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada		63-1205304
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
2038 Corte del Nogal, Suite 110
Carlsbad, California 92011
(Address of principal executive offices)

760-804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X    No___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act)  Yes   X    No___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.   Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

149,873,400 common shares outstanding, $0.001 par value, as of November 19, 2007

Transitional Small Business Disclosure Format:  No

COCONNECT, INC.
FORM 10-QSB

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

COCONNECT, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash	25
Security Deposits	7,825
Total Current Assets	7,850

FIXED ASSETS
Furniture(net of depreciation)	11,508
11,508

Total Assets	19,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	57,438
Bank Overdraft	0
Accrued Interest Payable	201,123
Accrued Expenses	2,600
Advances Related Party	50,000
Notes Payable	312,000
Total Current Liabilities	623,161

Total Liabilities	623,161

EQUITY
Common Stock-150,000,000 common stock par value .001
authorized. Issued and outstanding September 30, 2007
78,473,400	78,473
Additional paid in capital	11,115,571
Retained earnings or (Deficit accumulated during	(11,797,847)
development stage)

TOTAL STOCKHOLDER'S EQUITY	(603,803)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	19,358

See Notes to Financial Statements

COCONNECT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended
	September 30
	2007	2006

REVENUES

OPERATING EXPENSES

Consulting expenses	1,500	73,600
Depreciation	735
Professional Fees	0	9,054
General and administrative	0	3,512

Total Operating Expenses	2,235	86,166

NET OPERATING LOSS	(2,235)	(86,166)

OTHER EXPENSES
Interest expense	(1,000)	(1,633)

Total Other Expenses	(1,000)	(1,633)

NET LOSS BEFORE
INCOME TAXES	(3,235)	(87,799)

INCOME TAX EXPENSE		0

NET LOSS	(3,235)	(87,799)

BASIC LOSS PER COMMON SHARE	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,840,811

See Notes to Financial Statements

COCONNECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended

	September 30	September 30
	2007	2006
OPERATING ACTIVITIES
Net Loss	(3,235)	(497,969)
Adjustments to reconcile net loss to
cash used by operation activities:
Stock issued for services	0
Depreciation	735

Changes in operating, assets & liabilities
Increase (decrease ) in accounts payable	1,500	13,280
Increase (decrease ) in accrued interest and expenses	1,000	4,859
Services rendered for stock		447,164
CASH FLOWS USED IN OPERATING
ACTIVITIES	0	(32,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed asset	0	(14,690)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	(14,690)

CASH FLOWS FROM
FINANCING ACTIVITIES
Decrease in bank overdraft		0
Common stock issued for cash		0
Stock offering costs		0
Proceeds from Notes Payable-Related parties		50,000
	0	50,000

Net Increase (Decrease) in cash	0	2,644
Balance at beginning of period	25	0
Balance as at end of period	25	2,644

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	0	0
Income Taxes	0	0

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	525,000
Common stock issued in satisfaction of notes payable
and accrued expenses		229,646

See Notes to Financial Statements

COCONNECT, INC.
Notes to the Financial Statements
September 30, 2007 and 2006

NOTE 1.    GENERAL

CoConnect, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2006.

NOTE 2.   EQUITY TRANSACTIONS

The Company canceled 14,000,000 shares of its common stock issued in a previous period on July 2, 2007.

On July 13, 2007, the Company affected a 1 for 20 reverse split.

The Company issued 75,000,000 shares of its common stock for cancellation of a note payable with a related party on September 23, 2007.

NOTE 3.    UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 4.   SUBSEQUENT EVENTS

On October 25, 2007, the Company issued a $55,000 convertible note payable per an agreement with related parties.

On October 30, 2007, the Company issued 70,000,000 shares of stock for $155,096.

On October 30, 2007, the Company entered into a settlement and release agreement agreeing to pay $103,146 and issue 1,400,000 shares of common stock to creditors in exchange for full release of liability.

On October 31, 2007, an agreement was entered into with two related parties where the parties released all claims with the Company for $1,000 each.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The below discussion is furnished in accordance with Item 303 of Regulation S-B.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-QSB should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

We are currently seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. We have several acquisitions in mind and are investigating the candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

RECENT DEVELOPMENTS

Common Stock Reverse Split

On July 13, 2007, we affected a 1 for 20 reverse split of our common stock.

Failed Plan of Merger

On March 23, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Richard Ferguson (“Ferguson”) and David O. Black (“Black”) whereby Ferguson and Black provided $25,000 each to pay the Company’s debts. It was agreed that upon a successful merger or acquisition Ferguson and Black would be repaid out of proceeds received from the merger or acquisition together with 10% interest. The Loan Agreement further stated that at the time of a merger or acquisition, subsequent to the repayments to Ferguson and Black, Black was to receive $55,000 for services rendered to the Company. After these amounts had been paid Ferguson was to receive repayment of prior funds advanced to the Company or paid its behalf and Black was to be paid for additional legal services at $250 per hour. The Board also agreed to compensate attorney Donald Purer in cash and stock for past legal services.

In the event there was not a merger or acquisition acceptable to a majority of the Board of Directors within 180 days of the Loan Agreement, Ferguson and Black were to be immediately issued 50% of the authorized but unissued common stock of the Company; half of the shares to be issued to Ferguson and half of the shares to be issued to Black. In the event the shares were issued to Ferguson and Black the Company would have the right to repurchase the shares for a period of 90 days by paying Ferguson $25,000 plus 10% interest, Black $25,000 plus 10% interest and those additional amounts as set forth above.

On August 7, 2007 we entered into an Agreement and Plan of Reorganization (the “Plan”) with CoConnect Sub, Inc., a newly-formed Nevada corporation (hereinafter “CoConnect Sub”) and Boomj.com, Inc., a Nevada corporation (hereinafter “BOOMJ”), pursuant to which CoConnect Sub agreed to merge with and into BOOMJ (the “Merger”).  The proposed closing date for the Merger was August 31, 2007. BOOMJ was granted an extension to September 20, 2007 in which to send a non-refundable deposit. Said deposit was never received. On September 21, 2007, the merger between BOOMJ and the Company was cancelled due to lack of performance and failure to meet any of the objectives set forth in the Plan.

Pursuant to the terms of the March 23, 2007 Loan Agreement, on September 23, 2007 Ferguson and Black were each issued 37,500,000 shares of our common stock.

Changes in Management

On September 24, 2007, pursuant to a Special Meeting of the Company’s Shareholders, Mr. Robert Thele was released from his position as Chairman of the Board and Mr. Dean Becker was released from his positions as Director and Secretary of the Company. Mr. Richard Ferguson was elected to fill the position of Chairman of the Board in addition to maintaining his existing positions as President and Chief Executive Officer. Mr. William Fischer was elected to fill the vacant Director position on the Board of Directors. Mr. Brad Crawford was elected to fill the positions of Secretary and Director vacated by Mr. Becker.

On November 1, 2007, the Company received resignations from Mssrs. Ferguson, Fischer and Crawford from all positions as Directors and Officers of the Company. Concurrently with the resignations, the Company’s Board of Directors appointed Mr. Mark L. Baum, Esq. to the positions of Director, President, Chief Executive Officer and Secretary of the Company.

Additional Events

On October 25, 2007, the Company issued a Zero Interest Convertible Promissory Note in the amount of $55,000 (the "Convertible Note") to Black for services rendered pursuant to the terms of the Loan Agreement. The Convertible Note is due and payable in installments in the amount of $13,750 on the 1st day of each month, beginning on November 1, 2007 and ending on February 1, 2008 at the option of the holder in cash or shares of the Company’s common stock. In the event the payments are made in shares of the Company’s common stock, the conversion price shall be equal to the lesser of (i) $0.01 per share or (ii) the current “Market Price” which shall be equal to fifty percent (50%) of the average for the three (3) lowest closing bid prices of the Company’s common stock as reported by the principal market for the thirty (30) trading days preceding the date of conversion. The Convertible Note is redeemable by the Company, in whole or in part, at the Company's option, at the then outstanding principal amount of the Convertible Note.

On October 30, 2007, the Company entered into a stock sale agreement whereby the Company sold 70,000,000 shares of common stock to a private investor for a total purchase price of $155,096.

On October 30, 2007, the Company entered into several release and settlement agreements with several creditors of the Company (the “Creditors”) whereby the Creditors extinguished and released all claims against the company for a total settlement amount of $103,146 and 1,400,000 shares of the Company’s common stock.

On October 30, 2007, the Company entered into a release and indemnity agreement with Mssrs. Ferguson and Black whereby they extinguished and released all claims against the company for a total settlement amount of $2,000.

RESULTS OF OPERATIONS

During the periods ended September 30, 2007 and 2006, the Company had no revenues from operations.

The Company had $2,235 in total operating expenses for the three months ended September 30, 2007 consisting of $1,500 in consulting expenses and $735 in depreciation expenses. Total operating expenses for the three months ended September 30, 2006 were $86,166 consisting of $73,600 in consulting expenses, $9,054 in professional fees and $3,512 in general and administrative expenses.  The net loss for the three months ended June 30, 2007 was $2,235 compared to a net loss of $86,166 for the same period in 2006.

The Company accrued interest expense for the three months ended June 30, 2007 and 2006 of $1,000 and $1,633, respectively, on the notes payable to a former director and a former president.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had current assets of $7,850 and current liabilities of $57,438, resulting in a working capital deficiency of $49,588. Through payment of accrued compensation obligations and notes payable with its common stock and through the sale of its common stock in private placements, the Company had a stockholders' deficit of $603,803 at September 30, 2007.

As of September 30, 2007, the Company’s total assets in the amount of $19,358 consisted of $25 in cash, $7,825 in security deposits, and $11,508 in fixed assets.  The Company’s liabilities were $623,161 consisting of $57,438 in accounts payable, $201,123 in accrued interest payable, $2,600 in accrued expenses, $50,000 in advances and notes payable to related parties, and $312,000 in other notes payable.

During the three months ended September 30, 2007, the Company used net cash of $0 in operating activities as compared to $32,666 for the same period in 2006.

During the three months ended September 30, 2007, the Company used $0 cash for investing activities as compared to $14,690 for the same period in 2006.

During the three months ended September 30, 2007, net cash provided by financing activities was $0 compared to $50,000 for the same period in 2006.

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

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

OFF-BALANCE SHEET FINANCINGS

We have no off-balance sheet financing arrangements.

GOVERNMENTAL REGULATIONS

We do not anticipate significant delays in government approval to operate.

RESEARCH AND DEVELOPMENT

We currently do not conduct any research programs on our products or services.

EMPLOYEES

We currently have no full time employees.

ITEM 3.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We canceled 14,000,000 shares of our common stock issued in a previous period on July 2, 2007.

On July 13, 2007, we affected a 1 for 20 reverse split.

We issued 75,000,000 shares of our common stock for cancellation of a note payable with a related party on September 23, 2007.

On October 25, 2007, we issued a $55,000 convertible note payable per an agreement with related parties.

On October 30, 2007, we issued 70,000,000 shares of stock for $155,096.

On October 30, 2007, we entered into a settlement and release agreement agreeing to pay $103,146 and issue 1,400,000 shares of common stock to creditors in exchange for full release of liability.

On October 31, 2007, an agreement was entered into with two parties where related parties released all claims with us for $1,000 each.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2007, pursuant to a Special Meeting of the Company’s Shareholders Mr. Robert Thele was released from his position as Chairman of the Board and Mr. Dean Becker was released from his positions as Director and Secretary of the Company. Mr. Richard Ferguson was elected to fill the position of Chairman of the Board in addition to maintaining his existing positions as President and Chief Executive Officer. Mr. William Fischer was elected to fill the vacant Director position on the Board of Directors. Mr. Brad Crawford was elected to fill the positions of Secretary and Director vacated by Mr. Becker.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 19, 2007, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)