Form 10KSB
period 2007-12-31
COCONNECT INC
filed 2008-04-08
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-18958
___________________________

CoConnect, Inc.
(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, California 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                          (760) 804-8844
Securities registered pursuant to Section 12(b) of the Act:                                                                                                                   None
Securities registered pursuant to Section 12(g) of the Act:                                                                        $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☒  No ☐

The issuer’s revenues for the most recent fiscal year were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $194,936 based upon the closing price of our common stock which was $0.04 on February 29, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 145,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 7, 2008, there were 149,873,400 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                                None

Transitional Small Business Disclosure Format (Check one):                                                           Yes ☐   No ☒

CoConnect, Inc.

Annual Report on Form 10-KSB

Table of Contents

Part I
Item 1. Description of Business
Item 2. Description of Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
Signatures

PART I

Item 1. Description of Business

Organization

a.           Corporate History.

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

b.           Current Business Operations.

Our previous business model focused on the exploration of VoIP technology. VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. In VoIP systems analog voice messages are digitized and transmitted as a stream of data (not sound) packets that are reassembled and converted back into a voice signal at their destination. VoIP allows telephony users to bypass long-distance carrier charges by transporting those data packets just like other Internet information.

Although we are still investigating the profitability of pursuing the VoIP Technology business, management is of the belief that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We have several acquisitions in mind and are investigating the candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology business. Of course, because we have limited resources, the scope and number of suitable candidates to merge with, will be limited accordingly. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to prove or predict profitability.

Personnel

As of December 31, 2007, we had no employees.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property.  We receive mail at the office of Mr. Baum, our interim CEO at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.

Item 3. Legal Proceedings

During 2006 the Company was involved in several lawsuits. As disclosed in our 8-K filing with the Securities and Exchange Commission on January 23, 2007, the Company and Heritage Communications, Inc., parties to consolidated lawsuits in the State of Utah, Third District Court, Civ. Nos. 05-091-1718 and 05-091-2224, agreed that all allegations about the parties made in prior filings with the Securities and Exchange Commission and all allegations made in lawsuits between the parties have been completely settled and resolved by all parties, and the lawsuits have been settled with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CCNN" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2007	Low	High
First Quarter	$.50	.90
Second Quarter	.29	.90
Third Quarter	.21	1.01
Fourth Quarter	.05	.20

On February 29, 2008 the closing quotation for our common stock was $0.04 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of February 15, 2008 was 4,688, which does not include shareholders whose stock is held through securities position listings.

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

On October 30, 2007, the Company entered into a settlement and release agreement and issued 1,400,000 shares of common stock to creditors in exchange for full release of liability.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the year ended December 31, 2007, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies.

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Results of Operations

Revenues

	Year Ended December 31

	2007	2006

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2007 or for the year ended December 31, 2006.

Operating Expenses.

	Year Ended December 31

	2007	2006

Operating Expense	($590,071)	($859,220)

Total costs and expenses of $590,071 for the year ended December 31, 2007 consisted of $415,753 in consulting expenses, $1,469 in depreciation expense, and $172,850 in general and administrative expenses.

Total costs and expenses of $859,220 for the year ended December 31, 2007 consisted of $830,814 in consulting expenses, $979 in depreciation expense, and $27,427 in general and administrative expenses.

Net Profit (Loss).

	Year Ended December 31

	2007	2006

Net Profit (Loss)	($179,360)	($931,414)

For the year ended December 31, 2007, we sustained net losses of $179,360 as compared with net losses of $931,414 for the year ended December 31, 2006.

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

Liquidity and Capital Resources

At December 31, 2007, the Company had assets of $0.  There were liabilities of $88,853 comprised of $34,040 in accounts payable and $54,813 in notes payable. Current assets of $0 and current liabilities of $88,853, resulted in a working capital deficiency of $88,853. The Company reported total  stockholders' deficit of $89,040 at December 31, 2006.

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

Item 7. Financial Statements

CONTENTS

Report of Independent Registered Public Accounting Firm – 2007

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services                                             4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

CoConnect, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of CoCOnnect, Inc., (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 the Company has not generated significant revenues or profits to date.  This factor among others raises substantial doubt the Company will be able to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans concerning this matter are also discussed in Note 2.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
March 25, 2008

COCONNECT, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006

Current assets
Cash	$0	1,025
Security Deposits	$0	7,825
Total current assets	0	8,850

Fixed Assets
Furniture(net depreciation)	$0	13,711

TOTAL ASSETS	$0	22,561

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$34,040	55,938
Accrued Interest Payable	$0	197,812
Accrued Expenses	$0	2,600
Advances Related Party	$0	50,000
Notes Payable	$0	362,000
Convertible Note Payable, net of discount	$54,813	0
Total current liabilities	88,853	668,350

TOTAL LIABILITIES	$88,853	668,350

STOCKHOLDERS' EQUITY
Common stock, 150,000,000 shares authorized, $0.001 par value
149,873,400 and 67,407,005 shares issued and outstanding
as of December 31, 2007 and 2006 respectively.	$149,873	67,407
Additional paid-in capital	$11,200,967	10,547,137
Deficit accumulated during the development stage	$(11,439,693)	(11,260,333)
TOTAL STOCKHOLDERS' DEFICIT	(88,852)	(645,789)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$(0)	22,561

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2007	2006
Revenues
Sales	$0	$0
Total revenues	0	0

Expenses
Consulting Expenses	415,753	830,814
Depreciation	1,469	979
General and administrative	172,850	27,427
Total operating expenses	590,071	859,220

Loss from operations	(590,071)	(859,220)

Other income (expense)
Interest expense	(10,871)	(36,097)
Loss on disposal of furniture	(12,242)	(36,097)
Write-off accrued expense	5,799
Loss on settlement
agreement	(85,097)
Gain (loss) on extinguished
liabilities	513,123

Total other income (expense)	410,711	(72,194)
Net Loss before Income Tax	(179,360)	(46,095)
Income Tax		0

NET LOSS	$(179,360)	$(931,414)

Basic and diluted loss
per common share	$(0.00)	$(0.02)

Weighted average common
shares outstanding	76,408,156	61,325,761

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From December 31, 2004 through December 31, 2007

	Common Stock		Additional	Deficit	Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	During Dev.	Equity (Deficit)
				Stage
Balance, December 31, 2004	15,047,755	$15,048	$7,717,568	$(7,611,058)	$121,558

Issuance of common stock for cash
at $1.00 per share in a private placement	823,500	823	822,677	—	823,500

Issuance of common stock for cash
at $1.50 per share in a private placement	281,000	281	421,219	—	421,500

Private Placement stock issuance cost			(144,445)	—	(144,445)

Issuance of common stock for payment
of note payable at $.50 per share	100,000	100	49,900	—	50,000

Issuance of common stock for services
at $.49 per share	1,350,000	1,350	653,650	—	655,000

Issuance of common stock for services	6,013,133	6,013			6,013

Issuance of common stock and in dispute	30,000,000	30,000			30,000

Net Loss for the year ended
December 31, 2005				(2,753,958)	(2,753,958)
Balance December 31, 2005	53,615,388	53,615	9,520,569	(10,365,016)	(790,832)

Issuance of common stock to
convert note payable	1,300,000	1,300	175,651	—	176,951

Issuance of common stock to
convert note payable	650,000	650	52,045	—	52,695

Issuance of common stock in
securing funding	1,464,531	1,465	247,505	—	248,970

Issuance of common stock in
securing European funding	397,011	397	75,035	—	75,432

Record discount sale of restricted
stock	150,000	150	14,850	—	15,000

Issuance of common stock for services	5,000,000	5,000	45,000		50,000

Issuance of common stock for services	410,075	410	65,202		65,612

Cancelled common stock from prior period	(1,500,000)	(1,500)		—	(1,500)

Issuance of common stock for services	1,500,000	1,500	163,500	—	165,000

Issuance of common stock for services	500,000	500	54,500	—	55,000

Issuance of common stock for services	1,420,000	1,420	48,280	—	49,700

Issuance of common stock for services	2,500,000	2,500	85,000	—	87,500

Net Loss for the year ended
December 31, 2006	—	—	—	(895,317)	(895,317)

Balance December 31, 2006	67,407,005	67,407	10,547,137	(11,260,333)	(645,789)

Issuance of common stock for
compensation F. Ferguson	10,000,000	10,000	290,000	—	300,000

Cancelled common stock from prior period	(1,500,000)	(1,500)	1,500		0

Issuance of common stock for services	5,500,000	5,500	159,500	—	165,000

Issuance of common stock for services
and settlement of debt	250,000	250	7,250	—	7,500

Issuance of common stock for services	1,750,000	1,750	50,750	—	52,500

Cancelled common stock	(14,000,000)	(14,000)	14,000		0

Issuance of 1:20 reverse stock split	(65,933,567)	(65,934)	65,934		0

Cancelled common stock	(38)	(0)	(0)	—	(0)

Issuance of common stock for
conversion of note	37,500,000	37,500	(9,500)	—	28,000

Issuance of common stock for
conversion of note	37,500,000	37,500	(9,500)	—	28,000

Issuance of common stock for
stock purchase agreement	70,000,000	70,000	85,096	—	155,096

Issuance of common stock for
settlement in sale	1,200,000	1,200	(1,200)	—	0

Issuance of common stock for
settlement in sale	200,000	200		—	200

Net Loss for the year ended
December 31, 2007	—	—	—	(179,360)	(179,360)

Balance December 31, 2007	149,873,400	149,873	11,200,967	(11,439,693)	(88,852)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(179,360)	$(859,220)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	525,200	781,539
Notes issued for services	54,813
Depreciation	1,469
Gain on extinguished debt	(513,123)
Disposal of furniture	12,242
Gain on settlement agreement	85,097
Changes in operating assets and liabilities:
Security Deposits	7,825	1,000
Accounts payable	1,500	11,687
Accrued expenses and interest	3,311	30,710

NET CASH USED IN OPERATING ACTIVITIES	(1,025)	(34,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased Furniture	0	(14,691)

NET CASH USED IN INVESTING ACTIVITIES	0	(14,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement payment	(155,096)	0
Common stock issued for cash	155,096	0
Payments on Notes Payable - Related Parties	0	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	50,000

NET CHANGE IN CASH	(1,025)	1,025

CASH BALANCES
Beginning of period	1,025	0

End of period	$0	$1,025

SUPPLEMENTAL DISCLOSURE:
Interest paid	$0	$—
Income taxes paid	—	—

NON-CASH ACTIVITIES:
Debt converted to common stock	$57,000	$229,646
Issued stock for services rendered	525,000	795,714
Stock issued in satisfaction of debt	200	0

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
December 31, 2007

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

Failed Plan of Merger with Boomj.com, Inc.

On March 23, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Richard Ferguson (“Ferguson”) and David O. Black (“Black”) whereby Ferguson and Black were to provide $25,000 each to pay the Company’s debts. It was agreed that upon a successful merger or acquisition Ferguson and Black would be repaid out of proceeds received from the merger or acquisition together with 10% interest. In the event there was not a merger or acquisition acceptable to a majority of the Board of Directors within 180 days of the Loan Agreement, Ferguson and Black were to be immediately issued 50% of the authorized but unissued common stock of the Company; half of the shares to be issued to Ferguson and half of the shares to be issued to Black.

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

d.           Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of December 31, 2007 the company had convertible notes payable of $55,000 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

e.           Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $11,438,380 that may be offset against future taxable income through 2025.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.
Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,
	2007	2006

Operating loss carryforwards	$3,889,496	3,841,356
Valuation allowance	(3,889,496)	(3,841,356)

Net deferred tax assets (liabilities)	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.           Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $55,000 in convertible bonds currently outstanding, which are convertible into common stock at the lesser of $0.01 or 50% of the average of the three lowest closing bid prices during the preceding thirty trading days, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	December 31,
	2007	2006

Numerator – (loss)	$(179,360)	$(895,317)
Denominator – weighted average
number of shares outstanding	76,408,156	61,325,761
Loss per share	$(0.00)	$(0.01)

h.           Recent Accounting Pronouncements

 On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company adopted SFAS 123R in the first quarter2006.

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

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" - In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

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

Note 3 -Financial Instruments

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

Note 4 - Commitments and Contingencies

Lawsuits

In January 2007, the Company and Heritage Communications, Inc., parties to consolidated lawsuits in the State of Utah, Third District Court, Civ. Nos. 05-091-1718 and 05-091-2224, have agreed that all allegations about the parties made in prior filings with the Securities and Exchange Commission and all allegations made in lawsuits between the parties have been completely settled and resolved by all parties, and the lawsuits have been settled with prejudice.  Included in the settlement was a note issued to a previous noteholder for $137,000 plus accrued interest.  However, this liability was not removed from the books until a resolution of claims was signed specifically releasing this claim in the 4th quarter of the year ended 2007.
Note 5 -                     Statute of Limitations

On May 21, 1997 the Company issued a note for the amount of $100,000.  An additional note was issued for $75,000 on March 31, 1998 to the same noteholder.  Statute of Limitations in the state of Utah for contracts and writings is six years.  Therefore, any claim against the company relating to these notes would be barred by the Utah Statute of Limitations.  As a result, the company removed the notes from its books and accrued interest.

Note 6 -                     0% Convertible Debenture

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note is payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  The note is convertible into common stock at $0.09.  This note was issued to serve as a compensation for consulting services provided and to be provided by a third party.  As of December 31, 2007 this note was in default due to the non-payment of the required principal payment in excess of $20,000 for more than twenty days after the due date.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  The embedded derivatives issued with the convertible notes payable had no value at date of issuance on October 25, 2007 and at December 31, 2007.
Note 7 - Resolution Of Debt

On February 16th, 2007 a consultant was issued 250,000 shares of stock in exchange of services and cancellation of debt owed to him.  The debt however, remained on the books until December 20th, 2007, when the consultant signed a statement specifically releasing all debts owed to him from the Company.  Included in this resolution was an advancement made by the consultant to the Company for $50,000.  As a result, the company recorded miscellaneous income of $50,000 for previous amounts owed to the consultant.

Note 8 – Settlement Agreement

On November 2nd, 2007 the Company entered into a stock sale agreement, whereby the company issued 70,000,000 shares for a purchase price of $155,096.  The proceeds of the stock sale were used to settle outstanding debt and were paid directly to the Company’s transfer agent, the State of Utah and to several creditors.

Note 9 -                     Equity Transactions

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

During January of 2007, the Company issued 10,000,000 shares of its common stock for compensation.

During February, 2007, the Company cancelled 1,500,000 shares of its common stock.

During February, 2007, the Company issued 5,500,00 shares of its common stock at market price of $.03 for services.

During February, 2007, the Company issued 250,00 shares of its common stock at market price of $.03 for services and settlement of debt.

During February, 2007, the Company issued 1,750,00 shares of its common stock at market price of $.03 for services.

During July of 2007, the Company canceled 14,000,000 shares of its common stock as part of a settlement agreement.

During July of 2007, the Company issued a 1 for 20 reverse stock split of its issued common stock.

During July of 2007, the Company canceled 38 shares of its common stock due to DTC rounding of fractional shares.

During September of 2007, the Company issued 37,500,000 shares of its common stock to satisfy a convertible note.

During September of 2007, the Company issued 37,500,000 shares of its common stock to satisfy a convertible note.

During November of 2007, the Company issued 70,000,000 shares of its common stock in a stock purchase agreement.

During November of 2007, the Company issued 1,200,000 shares of its common stock as part of a settlement agreement.

During November of 2007, the Company issued 200,000 shares of its common stock as part of a settlement agreement.

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

Item 8B. Other Information.

Failed Plan of Merger

On March 23, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Richard Ferguson (“Ferguson”) and David O. Black (“Black”) whereby Ferguson and Black were to provide $25,000 each to pay the Company’s debts. It was agreed that upon a successful merger or acquisition Ferguson and Black would be repaid out of proceeds received from the merger or acquisition together with 10% interest. In the event there was not a merger or acquisition acceptable to a majority of the Board of Directors within 180 days of the Loan Agreement, Ferguson and Black were to be immediately issued 50% of the authorized but unissued common stock of the Company; half of the shares to be issued to Ferguson and half of the shares to be issued to Black.

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

Additional Events

On October 25, 2007, the Company issued a Zero Interest Convertible Promissory Note in the amount of $55,000 (the "Convertible Note”) to Richard Ferguson as a settlement for services provided to the Company. The Convertible Note is convertible into common stock at $0.09.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of February 15, 2008, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                                                   Age                      Position

Mark L. Baum                                                      35                        Director, President, Chief Executive Officer, Chief  Financial Officer and Secretary

Mark L. Baum, Esq., Interim Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Baum is our sole officer and director. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures.

Audit Committee.

We do not have an audit committee.  We do not have a financial expert serving on our board of directors

Code of Ethics

We have adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2007 and 2006.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum	2007	-0-	-0-	-0-	-0-	------	-0-
Chairman, President,	2006	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Robert Thele	2007	-0-
Chairman	2006	-0-	-0-	-0-	-0-	------	-0-

Richard Ferguson	2007	$55,000			-0-
President and Director	2006	$100,000	-0-	-0-	5,000,000	------	-0-

Dean H. Becker	2007	-0-
Secretary, Treasurer and	2006	-0-	-0-	-0-	3,150,000	------	-0-
Director

Option/SAR Grants in Fiscal Year 2007

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of March 7, 2008 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 149,873,400 shares of common stock outstanding as of February 15, 2008.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	0	0
Black Forest International, LLC(2)(3)	145,000,000
All directors, officers and 5% shareholders as a group

(1)           The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

(2)           WSITE International Foundation is the beneficial owner of, and has dispositive and voting power over 50% of the 22,373,635 Common Shares and 5,000,000 Series A Preferred Shares of VisiTrade, Inc. held by Black Forest International, LLC. The address is Suite 1-A #5, Calle Eusebio A. Morales, El Cangrejo, Panama City, Panama.

(3)           Fundacion De Las Mercedes is the beneficial owner of, and has dispositive and voting power over  50% of the 22,373,635 shares of VisiTrade, Inc. held by Black Forest International, LLC. The address is Suite 1-A #5, Calle Eusebio A. Morales, El Cangrejo, Panama City, Panama.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

14	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on May 19, 2005 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

Date	Form	Items Reported

01/23/07	8-K	8.01
07/11/07	8-K	8.01
08/10/07	8-K	1.01, 9.01
09/24/07	8-K	1.01, 9.01
10/31/07	8-K	5.02

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 for fiscal year ended 2007 and $14,000 for fiscal year ended 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2007 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2007 and consisted of tax compliance services and $-0- for fiscal year ended 2006 and consisted of tax compliance services.

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

COCONNECT, INC.

Date: April 7, 2008                                                                                By: /s/ Mark L. Baum
Mark L. Baum
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2008                                                                               By: /s/ Mark L. Baum
Mark L. Baum
Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary