Form 10QSB
period 2008-03-31
COCONNECT INC
filed 2008-05-05
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2008

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

760-804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).
                                                                                                Yes     No

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

149,873,400 common shares outstanding, $0.001 par value, as of May 5, 2008

Transitional Small Business Disclosure Format:   No

COCONNECT, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet as at March 31, 2008 (unaudited)

Consolidated Statements of Operations for the Three Months
ended March 31, 2008 and 2007 (unaudited)

Consolidated Statement of Cash Flows for the Three Months
ended March 31, 2008 and 2007 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

COCONNECT, INC
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets
Cash	$-	-
Total current assets	-	-

TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$34,040	34,040
Convertible Note Payable	$55,000	54,813
Total current liabilities	89,040	88,853

TOTAL LIABILITIES	$89,040	88,853

STOCKHOLDERS' EQUITY
Common stock, 150,000,000 shares authorized, $0.001 par value
149,873,400 and 67,407,005 shares issued and outstanding
as of December 31, 2007 and 2006 respectively.	$149,873	149,873
Additional paid-in capital	$11,200,967	11,200,967
Deficit accumulated during the development stage	$(11,439,880)	(11,439,693)
TOTAL STOCKHOLDERS' DEFICIT	(89,040)	(88,853)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	0

See Notes to Financial Statements

COCONNECT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	Three months ended March 31,
	2008	2007
	(unaudited)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Consulting Expenses	-	525,000
Depreciation	-	734
General and administrative	-
Total operating expenses	-	525,734

Loss from operations	-	(525,734)

Other income (expense)
Interest expense	(187)	(7,678)

Total other income (expense)	(187)	(7,678)
Net Loss before Income Tax	(187)	(533,412)
Income Tax		-

NET LOSS	$(187)	$(533,412)

Basic and diluted loss
per common share	$(0.00)	$(0.01)

Weighted average common
shares outstanding	149,873,400	80,907,005

See Notes to Financial Statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period
		Three months ended March 31,
		2008	2007
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(187)	$(533,412)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services		-	525,000
Notes issued for services		187
Depreciation		-	734
Changes in operating assets and liabilities:
Accrued expenses and interest		-	7,678

NET CASH USED IN OPERATING ACTIVITIES		-	-

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-

NET CHANGE IN CASH		-	-

CASH BALANCES
Beginning of period		-	-

End of period		$-	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid		$-	$—
Income taxes paid		—	—

NON-CASH ACTIVITIES:
Stock issued for services	$		$525,000

See Notes to Financial Statements

COCONNECT, INC.
Notes to the Financial Statements
For the quarterly period ended March 31, 2008

NOTE 1.    GENERAL

CoConnect, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

NOTE 2.    UNAUDITED INFORMATION

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

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended March 31, 2008 and 2006, the Company had no revenues from operations.

The Company had $0 in total operating expenses for the three months ended March 31, 2008. Total operating expenses for the three months ended March 31, 2007 were $525,734 consisting of $525,000 in consulting expenses and $734 in depreciation expenses. The net loss for the three months ended March 31, 2008 was $187 compared to a net loss of $533,412 for the same period in 2007.

The Company accrued interest expense for the three months ended March 31, 2008 and 2007 of $187 and $7,678 respectively on outstanding notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had total assets of $0 and total liabilities of $89,040, resulting in a working capital deficiency of $89,040. The Company had a stockholders' deficit of $89,040 at March 31, 2008.

NEED FOR ADDITIONAL FINANCING

Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received from possible future private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

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

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

We currently have no full time employees.

ITEM 3.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 5, 2008, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)