Form 10-Q
period 2008-06-30
COCONNECT INC
filed 2008-08-14
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada		63-1205304
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
2038 Corte del Nogal, Suite 110
Carlsbad, California 92011
(Address of principal executive offices)

760-804-8844
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ___        Accelerated filer ___             Non-accelerated filer ___            Smaller reporting company X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes _ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

149,873,400 common shares outstanding, $0.001 par value, as of August 14, 2008

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

COCONNECT, INC
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets
Cash	$-	-
Total current assets	-	-

TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$34,040	34,040
Convertible Note Payable	$55,000	54,813
Total current liabilities	89,040	88,853

TOTAL LIABILITIES	$89,040	88,853

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
149,873,400 and 149,873,400 shares issued and outstanding
as of June 30, 2008 and December 31, 2007 respectively.	$149,873	149,873
Additional paid-in capital	$11,200,967	11,200,967
Deficit accumulated during the development stage	$(11,439,880)	(11,439,693)
TOTAL STOCKHOLDERS' DEFICIT	(89,039)	(88,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	0

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the Period		For the Period
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Consulting Expenses	-	-	-	525,000
Depreciation	-	-	-	734
General and administrative	-		-
Total operating expenses	-	-	-	525,734

Loss from operations	-	-	-	(525,734)

Other income (expense)
Interest expense	-	(1,633)	(187)	(9,311)

Total other income (expense)	-	(1,633)	(187)	(9,311)
Net Loss before Income Tax	-	(1,633)	(187)	(535,045)
Income Tax		-		-

NET LOSS	$-	$(1,633)	(187)	$(535,045)

Basic and diluted loss
per common share	$-	$(0.00)	(0.00)	$(0.01)

Weighted average common
shares outstanding	149,873,400	83,407,005	149,873,400	80,998,165

COCONNECT, INC
STATEMENTS OF CASH FLOWS

		For the Period
		Six months ended June 30,
		2008	2007
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(187)	$(535,045)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services		-	525,000
Notes issued for services		187
Depreciation		-	734
Changes in operating assets and liabilities:
Accrued expenses and interest		-	9,311

NET CASH USED IN OPERATING ACTIVITIES		-	-

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-

NET CHANGE IN CASH		-	-

CASH BALANCES
Beginning of period		-	-

End of period		$-	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid		$-	$-
Income taxes paid		-	-

NON-CASH ACTIVITIES:
Stock issued for services	$		$525,000

COCONNECT, INC.
Notes to the Financial Statements
For the quarterly period ended June 30, 2008

NOTE 1.    GENERAL

CoConnect, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

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

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended June 30, 2008 and 2007, the Company had no revenues from operations.

The Company had $0 in total operating expenses for the three months ended June 30, 2008. Total operating expenses for the three months ended June 30, 2007 were $1,633 comprised solely of interest expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had total assets of $0 and total liabilities of $89,040, resulting in a working capital deficiency of $89,040. The Company had a stockholders' deficit of $89,040 at June 30, 2008.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

We currently have no full time employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Not Applicable.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2008, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)