Form 10KSB/A
period 2007-12-31
COCONNECT INC
filed 2008-09-17
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A
Amendment No.2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $389,872 based upon the closing price of our common stock which was $0.08 on September 12, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 145,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 17, 2008, there were 149,873,400 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                                None

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes ☐   No ☒

 Introduction: This Form 10-KSB/A for the year ended December 31, 2007 is being filed in order to amend Section 8A. Controls and Procedures in the original filing on Form 10-KSB for the year ended December 31, 2007, amended and filed on July 22, 2008.

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

On September 12, 2008 the closing quotation for our common stock was $0.08 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

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

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the COSO criteria, with the exception of the following material weakness listed below.

In addition, due to the untimely filing of management’s assessment of internal controls over financial reporting in the original  Form 10-KSB for the year ending December 31, 2007, the Company believes their disclosure control procedures are ineffective as well. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2008.

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
Director

Option/SAR Grants in Fiscal Year 2007

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of September 15, 2008 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 149,873,400 shares of common stock outstanding as of September 15, 2008.

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

COCONNECT, INC.

Date: September 17, 2008                                                                   By: /s/ Mark L. Baum
Mark L. Baum
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 17, 2008                                                                   By: /s/ Mark L. Baum
Mark L. Baum
Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary