Form 10-Q
period 2008-09-30
COCONNECT INC
filed 2008-10-21
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

149,873,400 common shares outstanding, $0.001 par value, as of October 21, 2008

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.………………………………………………………………………………
Auditing Services                                   4500 Rockside Road Suite 450, Independence, OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
CoConnect, Inc.

We have reviewed the accompanying consolidated balance sheets of CoConnect, Inc. as of September 30, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

October 14, 2008
Independence, Ohio

COCONNECT, INC
BALANCE SHEETS
		September 30,	December 31,
		2008	2007
ASSETS		(unaudited)

Current assets
Cash	$
Total current assets

TOTAL ASSETS	$

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable		$37,540	34,040
Due to Related Party		7,466
Convertible Note Payable		55,000	54,813
Total current liabilities		100,006	88,853

TOTAL LIABILITIES		$100,006	88,853

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
149,873,400 and 149,873,400 shares issued and outstanding
as of June 30, 2008 and December 31, 2007 respectively.		$149,873	149,873
Additional paid-in capital		$11,200,967	11,200,967
Deficit accumulated during the development stage		$(11,450,846)	(11,439,693)
TOTAL STOCKHOLDERS' DEFICIT		(100,006)	(88,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the Period		For the Period
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Consulting Expenses	-	1,500	-	526,500
Depreciation	-	735	-	1,469
General and administrative	10,966		10,966
Total operating expenses	10,966	2,235	10,966	527,969

Loss from operations	(10,966)	(2,235)	(10,966)	(527,969)

Other income (expense)
Interest expense	-	(1,000)	(187)	(10,311)

Total other income (expense)	-	(1,000)	(187)	(10,311)

Net Loss before Income Tax	(10,966)	(3,235)	(11,153)	(538,280)
Income Tax		-		-

NET LOSS	$(10,966)	$(3,235)	(11,153)	$(538,280)

Basic and diluted loss
per common share	$(0.00)	$(0.00)	(0.00)	$(0.01)

Weighted average common
shares outstanding	149,873,400	5,840,811	149,873,400	90,029,803

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

		For the Period
		Nine months ended September 30,
		2008	2007
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(11,153)	$(538,280)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services		-	525,000
Notes issued for services		187
Depreciation		-	1,469
Changes in operating assets and liabilities:
Due to related parties		7,466
Accounts payable		3,500	1,500
Accrued expenses and interest		-	10,311

NET CASH USED IN OPERATING ACTIVITIES			-

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-

NET CHANGE IN CASH		-	-

CASH BALANCES
Beginning of period		-	-

End of period		$-	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid		$-	$—
Income taxes paid		—	—

NON-CASH ACTIVITIES:
Stock issued for services	$		$525,000

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
For the quarterly period ended September 30, 2008

NOTE 1.    GENERAL

CoConnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

NOTE 2.    EQUITY TRANSACTIONS

    None.

NOTE 3.   RELATED PARTY TRANSACTIONS

For the period ended September 30, 2008, officers of the Company paid $7,466 to cover certain general and administrative expenses of the Company.  As of September 30, 2008, there is $7,466 due to related parties.

NOTE 4.    UNAUDITED INFORMATION

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

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended September 30, 2008 and 2007, the Company had no revenues from operations.

The Company had $10,996 in total operating expenses for the nine months ended September 30, 2008 compromised of general and administrative expenses. Total operating expenses for the nine months ended September 30, 2007 were $527,969 comprised of consulting and depreciation expenses.

For the current fiscal year, the Company anticipates incurring a loss as a result of accounting expenses and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had total assets of $0 and total liabilities of $100,006, resulting in a working capital deficiency of $100,006. The Company had a stockholders' deficit of $100,006 at September 30, 2008.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on October 21, 2008, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Interim President and CFO (Principal Accounting Officer)