Form 10-K
period 2008-12-31
COCONNECT INC
filed 2009-03-31
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

The issuer’s revenues for the most recent fiscal year were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $206,229 based upon the closing price of our common stock which was $1.54 on March 17, 2009.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 12,800 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2009, there were 133,915 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                                None

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes ☐   No ☒

 CoConnect, Inc.

Annual Report on Form 10-K

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

F-

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

On December 12, 2008, a majority of the holders of our common shares voted to authorize a reverse split of our common shares at a rate of 1 share for every 12,000 shares held.  On March 10, 2009, Nasdaq notified us that the reverse split shareholder action of December 12, 2008, which took effect on January 12, 2009, would effect our stock trading symbol as of March 10, 2009 and that our new trading stock symbol would be “CCON.”

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

Item 3. Legal Proceedings

During 2006, the Company was involved in several lawsuits. As disclosed in our 8-K filing with the Securities and Exchange Commission on January 23, 2007, the Company and Heritage Communications, Inc., parties to consolidated lawsuits in the State of Utah, Third District Court, Civ. Nos. 05-091-1718 and 05-091-2224, agreed that all allegations about the parties made in prior filings with the Securities and Exchange Commission and all allegations made in lawsuits between the parties have been completely settled and resolved by all parties, and the lawsuits have been settled with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CCNN" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are split adjusted and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2008	Low	High
First Quarter	$500	687
Second Quarter	750	1625
Third Quarter	625	750
Fourth Quarter	500	1250

On March 18, 2009 the closing quotation for our common stock was $1.54 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders.

The approximate number of record holders of the Company's common stock as of March 18, 2009 was 4,688, which does not include shareholders whose stock is held through securities position listings.

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

During the year ended December 31, 2008, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

Results of Operations

Revenues

	Year Ended December 31

	2008	2007

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2008 or for the year ended December 31, 2007.

Operating Expenses.

	Year Ended December 31

	2008	2007

Operating Expense	$15,109	$590,071

Total costs and expenses of $15,109 for the year ended December 31, 2008 consisted of $6,500 in consulting expenses, $0 in depreciation expense, and $8,609 in general and administrative expenses.

Total costs and expenses of $590,071 for the year ended December 31, 2007 consisted of $415,753 in consulting expenses, $1,469 in depreciation expense, and $172,850 in general and administrative expenses.

Net Profit (Loss).

	Year Ended December 31

	2008	2007

Net Profit (Loss)	($15,296)	($179,360)

For the year ended December 31, 2008, we sustained net losses of $15,296 as compared with net losses of $179,360 for the year ended December 31, 2007.

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

Liquidity and Capital Resources

At December 31, 2008, the Company had assets of $0.  There were liabilities of $104,149 comprised of $49,149 in accounts payable and $55,000 in notes payable. Current assets of $0 and current liabilities of $88,853, resulted in a working capital deficiency of $88,853. The Company reported total stockholders’ deficit of $88,853 at December 31, 2007.

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

This Form 10-K contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7. Financial Statements

CONTENTS

Report of Independent Registered Public Accounting Firm – 2008

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services                                             4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

CoConnect, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of CoConnect, Inc., (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2d the Company has not generated significant revenues or profits to date.  This factor among others raises substantial doubt the Company will be able to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans concerning this matter are also discussed in Note 2d.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
March 22, 2009

COCONNECT, INC
BALANCE SHEETS

	December 31,	December 31,	December 31,
ASSETS	2008	2007	2006

Current assets
Cash	$ -	$ -	$ 1,025
Security Deposits	-	-	7,825
Total current assets			8,850

Fixed Assets
Furniture(net depreciation)	-	-	13,711

TOTAL ASSETS			22,561

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 37,540	$ 34,040	$ 55,938
Accrued Interest Payable	-	-	197,812
Accrued Expenses	-	-	2,600
Due to Related Party	11,609	-	50,000
Notes Payable	-	-	362,000
Convertible Note Payable – Related Party	55,000	54,813	-
Total current liabilities	104,149	88,853	668,350

TOTAL LIABILITIES	104,149	88,853	668,350

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized,
$0.001 par value 106,788 149,873,400 and 67,407,005
shares issued and outstanding
as of December 31, 2008, 2007 and 2006 respectively.	107	149,873	67,407
Additional paid-in capital	11,350,734	11,200,967	10,547,137
Deficit accumulated during the development stage	(11,454,989)	(11,439,693)	(11,260,333)
TOTAL STOCKHOLDERS' DEFICIT	(104,149)	(88,853)	(645,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -	$ 22,561

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,	December 31,
	2008	2007	2006
Revenues
Sales	$ -	$ -	$ -
Total revenues	-	-	-

Expenses
Consulting Expenses	-	415,753	830,814
Depreciation	-	1,469	979
General and administrative	15,109	172,850	27,427
Total operating expenses	15,109	590,071	859,220

Loss from operations	(15,109)	(590,071)	(859,220)

Other income (expense)
Interest expense	(187)	(10,871)	(36,097)
Loss on disposal of furniture	-	(12,242)	(36,097)
Write-off accrued expense	-	5,799	-
Loss on settlement		-	-
agreement	-	-	-
Gain (loss) on extinguished	-	-	-
liabilities	-	-	-

Total other income (expense)	(187)	410,711	(72,194)
Net Loss before Income Tax	(15,296)	(179,360)	(46,095)
Income Tax	-	-	-

NET LOSS	$ (15,296)	$ (179,360)	$ (931,414)

Basic and diluted loss
per common share	$ (0.37)	$ (5.06)	$ (27.22)

Weighted average common
shares outstanding	41,600	35,478	34,221

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 31,	December 31,	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (15,296)	$ (179,360)	$ (859,220)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	-	525,200	781,539
Notes issued for services	-	54,813
Depreciation	-	1,469
Gain on extinguished debt	-	(513,123)
Disposal of furniture	-	12,242
Gain on settlement agreement	-	85,097
Changes in operating assets and liabilities:
Security Deposits	-	7,825	1,000
Accounts payable	15,109	1,500	11,687
Accrued expenses and interest	187	3,311	30,710

NET CASH USED IN OPERATING ACTIVITIES	-	(1,025)	(34,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased Furniture	-	-	(14,691)

NET CASH USED IN INVESTING ACTIVITIES		-	(14,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement payment	-	(155,096)	-
Common stock issued for cash		155,096	-
Payments on Notes Payable - Related Parties		-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	50,000

NET CHANGE IN CASH	-	(1,025)	1,025

CASH BALANCES
Beginning of period		1,025	-

End of period	-	-	1,025

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

NON-CASH ACTIVITIES:
Debt converted to common stock		57,000	229,646
Issued stock for services rendered		525,000	795,714
Stock issued in satisfaction of debt		200

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From December 31, 2005 through December 31, 2008

	Common Stock		Additional	Deficit	Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	During Dev.	Equity (Deficit)
				Stage
Balance December 31, 2005	53,615,388	53,615	9,520,569	(10,365,016)	(790,832)

Issuance of common stock to
convert note payable	1,950,000	1,950	227,696	—	229,646

Issuance of common stock in
securing funding	1,861,542	1,862	322,540	—	324,402

Record discount sale of restricted
stock	150,000	150	14,850	—	15,000

Issuance of common stock for services	11,330,075	11,330	461,482		472,812

Cancelled common stock from prior period	(1,500,000)	(1,500)		—	(1,500)

Net Loss for the year ended
December 31, 2006	—	—	—	(895,317)	(895,317)

Balance December 31, 2006	67,407,005	67,407	10,547,137	(11,260,333)	(645,789)

Issuance of common stock for
compensation F. Ferguson	10,000,000	10,000	290,000	—	300,000

Cancelled common stock from prior period	(15,500,000)	(15,500)	15,500		0

Issuance of common stock for services	7,500,000	7,500	217,500	—	225,000

Issuance of 1:20 reverse stock split	(65,933,567)	(65,934)	65,934		—

Cancelled common stock	(38)	(0)	(0)	—	—

Issuance of common stock for
conversion of notes	75,000,000	75,000	(19,000)	—	56,000

Issuance of common stock for
stock purchase agreement	70,000,000	70,000	85,096	—	155,096

Issuance of common stock for
settlement in sale	1,400,000	1,400	(1,200)	—	200

Net Loss for the year ended
December 31, 2007	—	—	—	(179,360)	(179,360)

Balance December 31, 2007	149,873,400	149,873	11,200,967	(11,439,693)	(88,853)

Issuance of 1:12,000 reverse stock split	(149,768,596)	(149,769)	149,769		—

Round up of shares as a result of reverse	29,111	29	(29)		—
split floor of 100 shares

Net Loss for the year ended
December 31, 2008	—	—	—	(15,296)	(15,296)

Balance December 31, 2008	133,915	134	11,350,707	(11,454,989)	(104,149)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
December 31, 2008

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

d.           Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of December 31, 2008 the company had convertible notes payable of $55,000 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

e.           Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2008.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $11,454,989 that may be offset against future taxable income through 2025.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,	December 31,
	2008	2007	2006

Operating loss carryforwards	$3,894,696	3,889,496	3,841,356
Valuation allowance	(3,894,696)	(3,889,496)	(3,841,356)

Net deferred tax assets (liabilities)	$-		-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.           Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $55,000 in convertible bonds currently outstanding, which are convertible into common stock at $.09 per share, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.  Pursuant to a 1-for-12,000 reverse split occurring on December 12, 2008 the earnings per share amounts have been retroactively restated for all periods presented to reflect the reverse split.

	December 31,	December 31,	December 31,
	2008	2007	2006

Numerator – (loss)	$(15,296)	(179,360)	(895,317)
Denominator – weighted average
number of shares outstanding	41,600	35,478	34,221
Loss per share	$(0.37)	(5.06)	(27.22)

h.           Recent Accounting Pronouncements

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position

Note 3 -Financial Instruments

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

Note 6 -                      0% Convertible Debenture – Related Party

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note is payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was issued to serve as a compensation for consulting services provided and to be provided by a third party.  As of December 31, 2008 this note was in default due to the non-payment of the required principal payment in excess of $20,000 for more than twenty days after the due date.

This note was later purchased from the third party it was originally issued to by a related party, the Noctua Fund, LP.  The Noctua Fund, LP is managed by the Noctua Fund Manager, LLC.  Mark Baum, CoConnect’s president, is also a managing member of the Noctua Fund Manager, LLC.  As of December 31, 2008 no payments have been made to the Noctua Fund, LP.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities.  The fair value of the embedded derivative is recorded to derivative liability.  This liability is required to be marked each reporting period.  The resulting discount on the debt is amortized to interest expense over the life of the related debt.  The embedded derivatives issued with the convertible notes payable had no value at date of issuance on October 25, 2007 and at December 31, 2008.

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

Note 9 – Related Party Transactions

For the period ended December 31, 2008, BCGU, LLC paid $11,609 to cover certain general and administrative expenses of the Company.   As of December 31, 2008, there is $11,609 due to related parties.  BCGU, LLC’s managing member is Mark Baum our President.

Note 10 - Equity Transactions

During February of 2006, the Company issued 1,300,000 with fair market value of  176,951 to settle a note payable.

During April of 2006, the Company issued 650,000 with fair market value of 176,951 to settle a note payable.

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

During February of 2007, the Company cancelled 1,500,000 shares of its common stock.

During February of 2007, the Company issued 5,500,00 shares of its common stock at market price of $.03 for services.

During February of 2007, the Company issued 250,00 shares of its common stock at market price of $.03 for services and settlement of debt.

During February of 2007, the Company issued 1,750,00 shares of its common stock at market price of $.03 for services.

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

During December of 2008, a majority of the holders of our common shares voted to authorize a reverse split of our common shares at a rate of 1 share for every 12,000 shares.

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

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

(A) Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2008, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of March 18, 2009, our executive officers and directors, the positions held by them, and their ages are as follows:

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
Financial Officer                                and Secretary

Mark L. Baum, Esq., Interim Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Baum is our sole officer and director. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California Mr. Baum has more than 12 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures.

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

Item 10. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2008 and 2007.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum	2008	-0-	-0-	-0-	-0-	------	-0-
Chairman, President,	2007	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Robert Thele	2007	-0-
Chairman	2006	-0-	-0-	-0-	-0-	------	-0-

Richard Ferguson	2007	$55,000			-0-
President and Director	2006	$100,000	-0-	-0-	5,000,000	------	-0-

Dean H. Becker	2007	-0-
Secretary, Treasurer and	2006	-0-	-0-	-0-	3,150,000	------	-0-
Director

Option/SAR Grants in Fiscal Year 2008

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of March 18, 2009 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 133,915 shares of common stock outstanding as of March 18, 2009.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum 2038 Corte del Nogal Suite 110 Carlsbad, CA 92011	0	0
Black Forest International, LLC	12,803
All directors, officers and 5% shareholders as a group

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 for fiscal year ended 2008 and $8,000 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2008 and 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2008 and consisted of tax compliance services and $-0- for fiscal year ended 2007 and consisted of tax compliance services.

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

COCONNECT, INC.

Date: March 30, 2009                                                                                     By: /s/ Mark L. Baum
Mark L. Baum
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009                                                                           By: /s/ Mark L. Baum
Mark L. Baum
Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary

F-