Form 10-Q
period 2009-03-31
COCONNECT INC
filed 2009-05-06
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

133,915 common shares outstanding, $0.001 par value, as of April 22, 2009

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

COCONNECT, INC.

Balance Sheets at March 31, 2009 and March 31, 2008

Statements of Operations for the three months ended March 31, 2009 and March 31, 2008

Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008

Notes to Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services 4500 Rockside Road Suite 450, Independence, OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
CoConnect, Inc.

We have reviewed the accompanying consolidated balance sheets of CoConnect, Inc. as of March 31, 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 4, 2008
Independence, Ohio

COCONNECT, INC
BALANCE SHEETS

	March 31,		December 31,
	2009		2008
ASSETS	(unaudited)

Current assets
Cash	$-		$-
Total current assets	-		-

TOTAL ASSETS	$-	$

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$37,540		$37,540
Due to Related Party	19,458		11,609
Convertible Note Payable	55,000		55,000
Total current liabilities	111,998		104,149

TOTAL LIABILITIES	111,998		104,149

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
133,915 and 149,873,400 presplit shares issued and outstanding
as of March 31, 2009 and December 31, 2008 respectively.	134		134
Additional paid-in capital	11,350,707		11,350,707
Deficit accumulated during the development stage	(11,462,838)		(11,454,989)
TOTAL STOCKHOLDERS' DEFICIT	(111,998)		(104,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-		$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the Period
	Three months ended March 31,
	2009	2008
	(unaudited)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	5,000	-
General and administrative	2,849	-
Total operating expenses	7,849	-

Loss from operations	(7,849)	-

Other income (expense)
Interest expense	-	(187)

Total other income (expense)	-	(187)

Net Loss before Income Tax	(7,849)	(187)
Income Tax	-	-

NET LOSS	$(7,849)	$(187)

Basic and diluted loss
per common share	$(0.06)	$(0.00)

Weighted average common
shares outstanding (2008 restated for split)	133,915	41,600

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

	For the Period
	Three months ended March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,849)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Notes issued for services	-	187
Changes in operating assets and liabilities:
Accrued expenses and interest	7,849	-

NET CASH USED IN OPERATING ACTIVITIES	-	187

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	187

CASH BALANCES
Beginning of period	-	-

End of period	$-	$187

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH ACTIVITIES:

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
For the quarterly period ended March 31, 2009

GENERAL

CoConnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended December 31, 2008.

EQUITY TRANSACTIONS

None.

RELATED PARTY TRANSACTIONS

For the period ended March 31, 2009, the Noctua Fund Manager, LLC paid $7,849 to cover professional fees and certain general and administrative expenses of the Company.   As of March 31, 2009, there is $19,458 due to related parties.  The Noctua Fund Manager, LLC’s managing member is Mark Baum our President.

REVERSE SPLIT

On December 12, 2008, a majority of the holders of our common shares voted to authorize a reverse split of our common shares at a rate of 1 share for every 12,000 shares held, with a floor of 100 shares.  On March 10, 2009, Nasdaq notified us that the reverse split shareholder action of December 12, 2008, which took effect on January 12, 2009, would effect our stock trading symbol as of March 10, 2009 and that our new trading stock symbol would be “CCON.”  Prior to the 1:12,000 reverse split the company had 149,873,400 shares issued and outstanding, pursuant to the split the amount of common shares issued and outstanding were 133,915.

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

RECENT DEVELOPMENTS

None.

RESULTS OF OPERATIONS

During the periods ended March 31, 2009 and 2008, the Company had no revenues from operations.

The Company had $0 in total operating expenses for the three months ended March 31, 2008 compromised of general and administrative expenses. Total operating expenses for the three months ended March 31, 2009 were $7,849 comprised of consulting and general administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had total assets of $0 and total liabilities of $111,998 resulting in a working capital deficiency of $111,998. The Company had a stockholders' deficit of $111,998 at March 31, 2009.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 22, 2009, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)