Form 10-Q
period 2009-06-30
COCONNECT INC
filed 2009-08-14
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

133,915 common shares outstanding, $0.001 par value, as of August 11, 2009

PART I

ITEM 1.         FINANCIAL STATEMENTS

COCONNECT, INC
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)

Current assets
Cash	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 37,540	$ 37,540
Due to Related Party	21,581	11,609
Convertible Note Payable, net of discount	55,000	55,000
Total current liabilities	114,121	104,149

TOTAL LIABILITIES	114,121	104,149

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
133,915 and 133,915 shares issued and outstanding
as of June 30, 2009 and December 31, 2008 respectively.	134	134
Additional paid-in capital	11,350,707	11,350,707
Deficit accumulated during the development stage	(11,464,962)	(11,454,989)
TOTAL STOCKHOLDERS' DEFICIT	(114,121)	(104,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Period		For the Period
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Sales	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-
Expenses
Professional Fees	1,000	-	6,000	-
General and administrative	1,123	-	3,972	-
Total operating expenses	2,123	-	9,972	-

Loss from operations	(2,123)	-	(9,972)	-

Other income (expense)
Interest expense	-	-	-	(187)
Total other income (expense)	-	-	-	(187)

Net Loss before Income Tax	(2,123)	-	(9,972)	(187)
Income Tax	-	-	-	-

NET LOSS	$ (2,123)	$ -	$ (9,972)	$ (187)
Basic and diluted loss
per common share	$ (0.02)	$ -	$ (0.07)	$ (0.00)
Weighted average common
shares outstanding (2008 restated for split)	133,915	133,915	133,915	133,915

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Period
Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (9,972)	$ (187)
Adjustments to reconcile net loss to net
cash used in operating activities:
Notes issued for services	-	187
Changes in operating assets and liabilities:
Accrued expenses and interest	9,972	-

NET CASH USED IN OPERATING ACTIVITIES	$ -	$ -

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$ -	$ -

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES	$ -	$ -

NET CHANGE IN CASH	-	-

CASH BALANCES
Beginning of period	-	-

End of period	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the condensed Financial Statements (Unaudited)
As of June 30, 2009

GENERAL

CoConnect, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended December 31, 2008.

EQUITY TRANSACTIONS

None.

RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the Noctua Fund Manager, LLC paid $9,972 to cover professional fees and certain general and administrative expenses of the Company.   As of June 30, 2009, there is $21,581 due to related parties.  Noctua Fund Manager, LLC’s managing member is Mark Baum our President.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  Because of the recurring operating losses and excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern. The Company had substantial operating losses for the past years and is dependent upon outside financing to continue operations. The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing. The Company plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

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

RECENT DEVELOPMENTS

On July 16, 2009, we retained Chang G. Park, CPA to review all interim period financial statements going forward and audit our financial statements for the upcoming year ending December 31, 2009.

RESULTS OF OPERATIONS

During the periods ended June 30, 2009 and 2008, the Company had no revenues from operations.

The Company had $2,123 in total operating expenses for the three months ended June 30, 2009. Total operating expenses for the three months ended June 30, 2008 were $0.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had total assets of $0 and total liabilities of $114,121, resulting in a working capital deficiency of $114,121. The Company had a stockholders' deficit of $114,121 at June 30, 2009.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 2009, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)