Form 10-K/A
period 2008-12-31
COCONNECT INC
filed 2009-10-27
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No.1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $70,246 based upon the closing price of our common stock which was $.58 on October 27, 2009.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 12,800 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 27, 2009, there were 133,915 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                                None

Transitional Small Business Disclosure Format (Check one):                                                           Yes ☐   No ☒

 Introduction: This Form 10-K/A for the year ended December 31, 2008 is being filed in order to amend Section 9A.

 CoConnect, Inc.

Annual Report on Form 10-K

Table of Contents

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Date
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits and Reports on Form 8-K
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

The approximate number of record holders of the Company's common stock as of October 27, 2009 was 4,688, which does not include shareholders whose stock is held through securities position listings.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

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

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized,
$0.001 par value 133,915 149,873,400 and 67,407,005
shares issued and outstanding
as of December 31, 2008, 2007 and 2006 respectively.	134	149,873	67,407
Additional paid-in capital	11,350,707	11,200,967	10,547,137
Deficit accumulated during the development stage	(11,454,989)	(11,439,693)	(11,260,333)
TOTAL STOCKHOLDERS' DEFICIT	(104,149)	(88,853)	(645,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -	$ 22,561

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A.   Controls and Procedures

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2009 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(C) Changes in internal controls over financial reporting.

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Audit Committee.

We do not have an audit committee.  We do not have a financial expert serving on our board of directors.

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

Item 11. Executive Compensation

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
Director

Option/SAR Grants in Fiscal Year 2008

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our share of common stock as of October 27, 2009 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on a total of 133,915 shares of common stock outstanding as of October 27, 2009.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	0	0%
Noctua Fund, LP(2)	12,803	9.5%
All directors, officers and 5% shareholders as a group	12,803

                (1)           The address for Mr. Baum is 1302 Waugh Drive, Suite 618, Houston, Texas 77011.
(2)
The address for Noctua Fund, LP is c/o Noctua Fund Manager, LLC c/o CoConnect, Inc., 2038 Corte del Nogal, Suite 110 Carlsbad, California 92011. Mark L. Baum, Esq. and James B. Panther, II are each co-managing members of Noctua Fund Manager, LLC the managing partner of Noctua Fund, LP.

Item 13. Certain Relationships and Related Transactions.

As described in Item 12 herein, Mr. Baum, our Interim Director, President, Chief Executive Officer, Chief Financial Officer and Secretary, is a managing member of Noctua Fund Manager, LLC, the managing partner of Noctua Fund, LP which owns 12,803 shares of our common stock. Mr. Baum expressly disclaims voting and dispositive control over half (6,402) of the shares owned by Noctua Fund, LP.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

COCONNECT, INC.

Date: October 27, 2009                                                                   By: /s/ Mark L. Baum
Mark L. Baum
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 27, 2009                                                                     By: /s/ Mark L. Baum
Mark L. Baum
Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary