Form 10-Q
period 2009-09-30
COCONNECT INC
filed 2009-11-13
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

156,817 common shares outstanding, $0.001 par value, as of November 11, 2009

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Coconnect, Inc.

We have reviewed the accompanying condensed balance sheets of Coconnect, Inc. as of September 30, 2009, and the related condensed statements of operations, and cash flows for the three and nine months ended September 30, 2009. These condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in the Notes to condensed financial statements.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__
Chang G. Park, CPA

November 12, 2009
San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)

Current assets
Other receivable	$ 1,333	$ -
Total current assets	1,333	-

TOTAL ASSETS	$ 1,333	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 34,040	$ 37,540
Related party paybable	-	11,609
Convertible notes payable, related party	84,586	55,000
Total current liabilities	118,626	104,149

TOTAL LIABILITIES	118,626	104,149

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
156,817 and 133,915 shares issued and outstanding
as of September 30, 2009 and December 31, 2008 respectively.	157	134
Additional paid-in capital	11,350,684	11,350,707
Deficit accumulated during the development stage	(11,468,134)	(11,454,989)
TOTAL STOCKHOLDERS' DEFICIT	(117,293)	(104,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,333	$ -

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Period		For the Period
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Sales	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-

Expenses
Professional Fees	1,333	-	7,333	-
General and administrative	1,310	10,966	5,282	10,966
Total operating expenses	2,643	10,966	12,615	10,966

Loss from operations	(2,643)	(10,966)	(12,615)	(10,966)

Other income (expense)
Interest expense	(530)	-	(530)	(187)

Total other income (expense)	(530)	-	(530)	(187)

Net Loss before Income Tax	(3,173)	(10,966)	(13,145)	(11,153)
Income Tax	-	-	-	-
NET LOSS	$ (3,173)	$ (10,966)	$ (13,145)	$ (11,153)

Basic and diluted loss
per common share	$ (0.02)	$ (0.08)	$ (0.08)	$ (0.08)
Weighted average common
shares outstanding (2008 restated for split)	156,817	133,915	156,817	133,915

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Period
	Nine months ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (13,145)	$ (11,153)
Adjustments to reconcile net loss to net
cash used in operating activities:
Notes issued for services	-	187
Changes in operating assets and liabilities:
Other receivable increase	(1,333)	-
Accounts payable increase	-	3,500
Accrued expenses and interest increase	13,145	7,466
NET CASH USED IN OPERATING ACTIVITIES	$ (1,333)	$ -

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$ -	$ -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	1,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 1,333	$ -
NET CHANGE IN CASH	-	-
CASH BALANCES
Beginning of period	-	-
End of period	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	-	-
Income taxes paid	-	-
NON-CASH ACTIVITIES:
Convertible note issued as a debt settlement	$ 27,724

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the condensed Financial Statements (Unaudited)
As of September 30, 2009

GENERAL

CoConnect, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended December 31, 2008.

CONVERTIBLE DEBENTURES, RELATED PARTY

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, the Noctua Fund, LP.  Noctua Fund, LP is managed by Noctua Fund Manager, LLC.  Mark Baum, the Company’s president as of September 30, 2009, is also a managing member of Noctua Fund Manager, LLC.

As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.  On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes are both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  Noctua Fund Manager, LLC’s managing member is Mark Baum our President as of September 30, 2009.

Convertible notes payable consists of the following:

	As of September 30, 2009	As of September 30, 2008
Gross proceeds from notes	$ 84,056	$ 55,000
Less: Principal Payments	-	-
Add: Accrued Interest	530	-
Carrying Value of Notes	$ 84,586	$ 55,000

EQUITY TRANSACTIONS

On December 12, 2008 the Company’s Board of Directors approved a 1-for-12,000 reverse stock split of the Company’s common stock such that shareholders of the Company’s common stock were issued one share of common stock in exchange for every 12,000 shares of common stock held as of the record date, with a reverse split floor of 100 shares.  The reverse split floor has resulted in brokerage firms struggling to properly account for the reverse split in a timely manner.  As a result, the companies issued and outstanding common shares has changed since our annual report 10 K originally filed on March 31, 2009, despite no new issuances being made.

As of the date of this filing, the amount of issued and outstanding common shares is, 156,817.  The increase is directly related to the reverse split, and has had no material affect on our financial statements.

RELATED PARTY TRANSACTIONS

Noctua Fund Manager, LLC’s managing member is Mark Baum our President as of September 30, 2009. For the nine months ended September 30, 2009, Noctua Fund Manager, LLC paid $12,615 to cover professional fees and certain general and administrative expenses of the Company. As of August 15, 2009, there is $27,724 due to related parties. On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.

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

RECENT DEVELOPMENTS

On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP wherein a $55,000 convertible debenture previously held by Noctua Fund, LP was cancelled, and in exchange the Company issued two new convertible notes to Noctua Fund, LP in the combined amount of $56,334, which total amount included an additional $1,333 paid by Noctua Fund, LP on behalf of the Company to cover certain corporate maintenance expenses with the Nevada Secretary of State. The two notes were both issued to Noctua Fund, LP in equal amounts of $28,167 with interest accruing at 5% of the principal balance. The two notes are both due on November 15, 2009 and are convertible into the Company’s common stock at a conversion price of $.01 per share. At the time of the issuance of the notes, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to these notes. Noctua Fund, LP’s general partner is Noctua Fund Manager, LLC and Noctua Fund Manager, LLC’s managing member is Mark Baum, our President as of September 30, 2009.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance. These notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC. The notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share. At the time of the issuance of the notes, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to these notes. Noctua Fund Manager, LLC’s managing member is Mark Baum, our President as of September 30, 2009.

On October 30, 2009, Mark L. Baum, Esq. resigned from his position as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Immediately following his resignation, the Company’s Board of Directors appointed Mr. Brad M. Bingham, Esq. as the Company’s Interim Chief Executive Officer, Chief Financial Officer, Secretary and Director.

On October 31, 2008, Mark L. Baum, Esq. resigned from his position as a member of the Board of Directors.

RESULTS OF OPERATIONS

During the periods ended September 30, 2009 and 2008, the Company had no revenues from operations.

The Company had $2,643 in total operating expenses for the three months ended September 30, 2009 and $12,615 in total operating expenses for the nine months ended September 30, 2009. Total operating expenses for the three months and nine months ended September 30, 2008 were $10,966 respectively.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate substantial revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had total assets of $1,333 and total liabilities of $118,626, resulting in a working capital deficiency of $117,293. The Company had a stockholders' deficit of $117,293 at September 30, 2009.

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

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2009, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2008.

During our most recently completed fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed in our previous filings, on December 12, 2008 the Company’s Board of Directors approved a 1-for-12,000 reverse stock split of the Company’s common stock such that shareholders of the Company’s common stock were issued one share of common stock in exchange for every 12,000 shares of common stock held as of the record date, with a reverse split floor of 100 shares.  The reverse split floor has resulted in brokerage firms struggling to properly account for shares held in street name which were affected by the reverse split in a timely manner.  As a result, the companies issued and outstanding common shares has changed since our last report in our Form 10-Q filed for the period ending June 30, 2009. The number of shares issued and outstanding has increased by 22,902 to a current total of 156,817 shares, despite no new issuances being made to any new shareholders. Such increase is directly and solely related to the reverse split, and has had no material affect on our financial statements.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Debt Exchange Agreement between the Company and Noctua Fund Manager, LLC and related Convertible Promissory Notes

10.2	Note Exchange Agreement between the Company and Noctua Fund, LP and related Convertible Promissory Notes

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 12, 2009, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer