Form 10-K
period 2009-12-31
COCONNECT INC
filed 2010-03-10
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-26533
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $153,367 based upon the closing price of our common stock which was $.978 on February 26, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 166,666 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2010, there were 323,483 shares of our common stock were issued and outstanding.

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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules
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

Personnel

As of December 31, 2009, we had no employees.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property.  We receive mail at the office of Mr. Brad M. Bingham, Esq., our interim CEO at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

On December 15, 2009, our Board of Directors and a majority of our shareholders voted to authorize the Board to take certain corporate actions including: (i) amending the Company’s Articles of Incorporation to increase the Company’s authorized stock and, at the Board’s discretion, authorizing the Board to designate a preferred class of stock; (ii) affecting  a reverse and/or forward stock split of the Company’s common stock; (iii) ratifying the appointment of Chang G. Park, CPA as the Company’s independent public accountant; (iv) confirming and ratifying the appointment of Mr. Brad M. Bingham, Esq. as the Company’s interim Chief Executive Officer and Chairman of the Board; and (v) authorizing the designation of an Employee Stock Incentive Plan. A further detailed description of the above described corporate actions has been outlined in the Company’s Schedule 14C Definitive Information Statement filed with the United States Securities and Exchange Commission (the “SEC”) on January 12, 2010.  Copies of these reports may be obtained from the SEC’s EDGAR archives at http://www.sec.gov/index.htm.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "CCON" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are  adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2009	Low	High
First Quarter	$0.30	$1004.00
Second Quarter	0.31	0.60
Third Quarter	0.20	0.60
Fourth Quarter	0.08	0.60

2008	Low	High
First Quarter	$500.00	$687.50
Second Quarter	500.00	1875.00
Third Quarter	625.00	1000.00
Fourth Quarter	625.00	1250.00

On February 26, 2010 the closing quotation for our common stock was $.978 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of March 3, 2010 was 4,688, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans

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

On December 14, 2009, the Company entered into a Common Stock Purchase Agreement wherein the Company sold 166,666 shares of its Common Stock representing a 51% interest in the Company to a private investor  for a total purchase price of $75,000.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2009, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

Critical Accounting Policies

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

Results of Operations

Revenues

	Year Ended December 31

	2008	2009

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2009 or for the year ended December 31, 2008.

Operating Expenses

	Year Ended December 31

	2009	2008

Operating Expense	$51,698	$15,109

Total costs and expenses of $51,698 for the year ended December 31, 2009 consisted of 8,666 in professional fees, $0 in depreciation expense, and $43,032 in general and administrative expenses.

Total costs and expenses of $15,109 for the year ended December 31, 2008 consisted of $6,500 in consulting expenses, $0 in depreciation expense and $8,609 in general and administrative expenses.

Net Profit (Loss

	Year Ended December 31

	2009	2008

Net Profit (Loss)	($54,325)	($15,296)

For the year ended December 31, 2009, we sustained net losses of $54,325 as compared with net losses of $15,296 for the year ended December 31, 2008.

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

Liquidity and Capital Resources

At December 31, 2009, the Company had assets of $164,583 comprised of $3,565 in cash, $158,375 in prepaid expenses and $2,643 in other receivables.  There were liabilities of $318,057 comprised of $231,373 in accounts payable and $86,684 in notes payable. Current assets of $164,583 and current liabilities of $318,057 resulted in a working capital deficiency of $153,474. The Company reported total stockholders’ deficit of $104,149 at December 31, 2008.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm – 2009

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (A Development Stage “Company”) as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2009, and the result of its operations and its cash flows for the years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________

CHANG G. PARK, CPA

February 23, 2010

San Diego, CA. 92108

COCONNECT, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008

Current assets
Cash	$ 3,565	$ -
Prepaid Expenses	158,375	-
Other receivable - related party	2,643
Total current assets	164,583	-

TOTAL ASSETS	$ 164,583	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 35,373	$ 37,540
Related party payable	196,000	11,609
Convertible notes payable, related party	86,684	55,000
Total current liabilities	318,057	104,149

TOTAL LIABILITIES	318,057	104,149

STOCKHOLDERS' DEFICIT
Common stock, 150,000,000 shares authorized, $0.001 par value
323,483 and 133,915 shares issued and outstanding
as of December 31, 2009 and December 31, 2008 respectively.	323	134
Additional paid-in capital	11,425,517	11,350,707
Subscription receivable	(70,000)	-
Deficit accumulated during the development stage	(11,509,314)	(11,454,989)
TOTAL STOCKHOLDERS' DEFICIT	(153,473)	(104,149)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 164,583	$ -

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008
Revenues
Sales	$ -	$ -
Total revenues	-	-

Expenses
Professional Fees	8,666	-
General and administrative	43,032	15,109
Total operating expenses	51,698	15,109

Loss from operations	(51,698)	(15,109)

Other income (expense)
Interest expense	(2,627)	(187)

Total other income (expense)	(2,627)	(187)

Net Loss before Income Tax	(54,325)	(15,296)
Income Tax	-	-

NET LOSS	$ (54,325)	$ (15,296)

Basic and diluted loss
per common share	$ (0.32)	$ (0.11)

Weighted average common
shares outstanding (2008 restated for split)	170,516	133,915

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (54,325)	$ (15,296)
Changes in operating assets and liabilities:
Other receivable increase	(2,643)	-
Prepaid expense increase	(158,375)	-
Accounts payable increase	209,948	15,109
Accrued expenses and interest increase	2,627	187

NET CASH USED IN OPERATING ACTIVITIES	$ (2,768)	$ -

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$ -	$ -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,000	-
Proceeds from issuance of convertible note	1,333	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 6,333	$ -
NET CHANGE IN CASH	3,565	-
CASH BALANCES
Beginning of year	-	-
End of year	$ 3,565	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	-	-
Income taxes paid	-	-
NON-CASH ACTIVITIES:
Convertible notes issued in debt settlement	$ 27,724

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From December 31, 2007 through December 31, 2009

	Common Stock		Additional			Total
		Par	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2007	149,873,400	$149,873	$11,200,967	$ -	$(11,439,693)	$ (88,853)

Issuance of 1:12,000 reverse stock split	(149,768,596)	(149,769)	149,769			-

Round up of shares as a result of reverse
split floor of 100 shares	29,111	29	(29)			-

Net Loss for the year ended
December 31, 2008	-	-	-		(15,296)	(15,296)
Balance December 31, 2008	133,915	134	11,350,707	$ -	(11,454,989)	(104,149)

Adjust of reverse split floor	22,902	23	(23)			-

Issuance of stock in exchange of cash and receivable	166,666	167	74,833	(70,000)		5,000

Net Loss for the year ended
December 31, 2009	-	-	-		(54,325)	(54,325)
Balance December 31, 2009	323,483	$ 323	$11,425,517	$ (70,000)	$(11,509,314)	$ (153,473)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
December 31, 2009

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

d.           Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of December 31, 2009 the company had convertible notes payable of $86,684 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

e.           Income Taxes

The Company accounts for income taxes according to the provisions of US GAAP.  Recognition of deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. US GAAP requires a company to determine whether it is more likely than not that the tax position will be sustained, will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.   The Company performed a review of its material tax positions in accordance with recognition and measurement standards.

The components of income tax expense are as follows at December 31, 2009 and December 30, 2008:

	December 31,	December 31,
	2009	2008
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(18,471)	(5,201)
Taxes	-	-
Change in Valuation Allowance	18,471	5,201
Income Tax Expense	-	-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $11,509,314 that may be offset against future taxable income through 2025.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,
	2009	2008

Operating loss carryforwards	$3,913,167	3,894,696
Valuation allowance	(3,913,167)	(3,894,696)
Net deferred tax assets (liabilities)	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.           Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $86,684 in convertible bonds currently outstanding, which are convertible into common stock at $.01 per share, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.  Pursuant to a 1-for-12,000 reverse split occurring on December 12, 2008 the earnings per share amounts have been retroactively restated for all periods presented to reflect the reverse split.

	December 31,	December 31,
	2009	2008

Numerator – (loss)	$(54,325)	(15,296)
Denominator – weighted average
number of shares outstanding	170,516	133,915
Loss per share	$(0.32)	(0.11)

h.           Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2009, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

i.           Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations.

j.           Convertible Notes

In accordance with US GAAP we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  Due to the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as a derivative instrument liabilities rather than equity debt as in accordance with US GAAP.

The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

k.           Financial Instruments

In determining fair value, the Company uses various valuation approaches within the US GAAP fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. US GAAP defines levels within the hierarchy based on the reliability of inputs as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 - Unobservable inputs based on the Company’s assumptions.

US GAAP requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of US GAAP did not result in any changes to the accounting for its financial assets and liabilities.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2009 and December 31, 2008.

l.           Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13 “Revenue recognition – Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

Note 3 -                      Convertible Debentures, Related Party, Default

In accordance with US GAAP, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, the Noctua Fund, LP.  Noctua Fund, LP is managed by Noctua Fund Manager, LLC.  Mark L. Baum, Esq., is the Company’s former president, is also a managing member of Noctua Fund Manager, LLC.

As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.  On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes are both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  These notes were set to fall into default status on November 15, 2009 due to nonpayment.  However, the default was waived and the maturity date extended to February 15, 2010 following the execution of an advisory services agreement (see Note 4).  As part of the agreement, the interest rate would still accrue at the default rate of 15%.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  Noctua Fund Manager, LLC’s managing member is Mark L. Baum, Esq. is our former President.  These notes were set to fall into default status on November 15, 2009 due to nonpayment.  However, the default was waived and the maturity date extended to February 15, 2010 following the execution of an advisory services agreement (see Note 4).  As part of the agreement, the interest rate would still accrue at the default rate of 15%.

Notes payable consisted of the following:

	At December 31, 2009	At December 31, 2008
Gross proceeds from notes	$ 84,057	$ 55,000
Less: Principal Payments	-	-
Add: Accrued Interest	2,627	-
Carrying Value of Notes	$ 86,684	$ 55,000

Note 4 – Commitments, Contingent Liability - Related Party

On November 15, 2009 the Company entered into an advisory services agreement (the “Agreement”) with Noctua Fund Manager, LLC (the “Consultant”) an entity indirectly controlled by Mark L. Baum, Esq., who is our former president.  The Agreement is designed to assist the company in entering into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant will assist the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  The Company has agreed to pay Noctua Fund Manager, LLC the following: $181,000 as compensation for services to be provided and in the event the Company executes any agreement related to a Transaction with a target company, the Company shall also pay the Consultant a bonus fee of $250,000 (the “Bonus Fee”).  The agreement shall terminate upon the earlier of: (i) the closing of a Transaction; or (ii) the one year anniversary following the effective date.

The Company has not recognized the Bonus Fee as part of its financial statements as the Company believes the event of a Transaction is not probable at this time. At December 31, 2009 there is $181,000 due and during the year ended December 31, 2009 $0 paid to Noctua Fund Manager, LLC.

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of December 31, 2009, the Company had unpaid management fee $15,000

For the year ended December 31, 2009, Noctua Fund Manager, LLC paid $12,615 to cover professional fees and certain general and administrative expenses of the Company. As of August 15, 2009, there is $27,724 due to related parties. On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  The debt settlement is described in detail within Note 3.

Note 5 - Equity Transactions

On December 12, 2008 the Company’s Board of Directors approved a 1-for-12,000 reverse stock split of the Company’s common stock such that shareholders of the Company’s common stock were issued one share of common stock in exchange for every 12,000 shares of common stock held as of the record date, with a reverse split floor of 100 shares.  The reverse split floor resulted in brokerage firms struggling to properly account for the reverse split in a timely manner.  As a result, the companies issued and outstanding common shares has changed since our since the split well into the 2009 year, despite no new issuances being made. The increases directly related to the reverse split have no material affect on our financial statements.

On December 14, 2009, the Company entered into a stock purchase agreement with a third party purchaser wherein the Company issued 166,666 shares of Common Stock at $.45 per share for a total purchase price of $75,000. The shares were purchased for an initial cash payment of $5,000, with the remaining $70,000 due and payable on or before December 14, 2010.

NOTE 6.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through February 23, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In July of 2009, our former accountant, Pollard-Kelley Auditing Services, Inc., resigned. Such decision was the sole decision of the auditor and such resignation was not recommended or approved of by the board of directors or any audit or similar committee. On or about July 16, 2009, we retained Chang G. Park, CPA to review all interim period financial statements going forward and audit our financial statements for the upcoming year ending December 31, 2009. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Chang G. Park, CPA, did we, or anyone on our behalf, consult with Chang G. Park, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

Item 9A.   Controls and Procedures

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2009, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2010 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2009, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Item 9B. Other Information.

On November 15, 2009 the Company entered into an advisory services agreement (the “Agreement”) with a Consultant.   The Agreement is designed to assist the company enter into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant will assist the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  The Company has agreed to pay the following: $181,000 as compensation for services to be provided and in the event the Company executes any agreement related to a Transaction with a target company, the Company shall also pay the Consultant a bonus fee of $250,000 (the “Bonus Fee”).  The agreement shall terminate upon the earlier of: (i) the closing of a Transaction; or (ii) the one year anniversary following the effective date.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of March 3, 2010, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                           Age                      Position

Bradly Bingham                          32                        Director, Chief Executive Officer, Chief Financial Officer and Secretary

Brad M. Bingham, Esq., Interim Director, Chief Executive Officer, Chief Financial Officer and Secretary

Brad M. Bingham, Esq. maintains significant experience managing, advising and operating small and microcap publicly traded companies. Mr. Bingham is a licensed attorney and has provided clients with general corporate counsel services with a focus on the public company business sector since 2006. Mr. Bingham maintains extensive knowledge of corporate entity governance and management, public and private company debt, equity and mezzanine financing and corporate restructuring, recapitalization and M&A transactions. Prior to providing clients with legal counsel, Mr. Bingham worked as a private independent consultant providing public and private companies with various consulting services relating to public and private company financing, corporate restructurings and recapitalizations and various venture fundings since 2004. Mr. Bingham is a member of the California State Bar and admitted to practice in California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2009 and 2008.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Brad M. Bingham, Esq.	2009	-0-	-0-	-0-	-0-	------	-0-
Chairman Chief,
Executive Officer
Chief Financial Officer
and Secretary

Mark L. Baum	2009	-0-	-0-	-0-	-0-	------	-0-
Chairman, President,	2008	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Option/SAR Grants in Fiscal Year 2009

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents information about the beneficial ownership of our share of common stock as of March 3, 2010 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Brad M. Bingham, Esq. (1)	0	0%
Turnaround Advisors, LLC(2)	166,666	51.5%

All directors, officers and 5% shareholders as a group	166,666	51.5%

                          (1)           The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011.
                          (2)           The address is 32 W. 200 South, Suite 360, Salt Lake City, Utah 84101.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 13. Certain Relationships and Related Transactions

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, the Noctua Fund, LP.  Noctua Fund, LP is managed by Noctua Fund Manager, LLC.  Mark L. Baum, Esq., the Company’s former president, is a managing member of Noctua Fund Manager, LLC.

As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.  On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes are both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  These notes were set to fall into default status on November 15, 2009 due to nonpayment.  However, the default was waived and the maturity date extended to February 15, 2010 following the execution of an advisory services agreement (see Note 4).  As part of the agreement, the interest rate would still accrue at the default rate of 15%.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  Noctua Fund Manager, LLC’s managing member is Mark L. Baum, Esq. is our former President. These notes were set to fall into default status on November 15, 2009 due to nonpayment.  However, the default was waived and the maturity date extended to February 15, 2010 following the execution of an advisory services agreement (see Note 4).  As part of the agreement, the interest rate would still accrue at the default rate of 15%.

On November 15, 2009 the Company entered into an advisory services agreement (the “Agreement”) with Noctua Fund Manager, LLC (the “Consultant”) an entity indirectly controlled by Mark L. Baum, Esq., who is our former president.  The Agreement is designed to assist the company in entering into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant will assist the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  The Company has agreed to pay Noctua Fund Manager, LLC the following: $181,000 as compensation for services to be provided and in the event the Company executes any agreement related to a Transaction with a target company, the Company shall also pay the Consultant a bonus fee of $250,000 (the “Bonus Fee”).  The agreement shall terminate upon the earlier of: (i) the closing of a Transaction; or (ii) the one year anniversary following the effective date.

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of December 31, 2009, the Company had unpaid management fees of $15,000.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,666 for fiscal year ended 2009 and $8,000 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2009 and 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2009 and consisted of tax compliance services and $-0- for fiscal year ended 2008 and consisted of tax compliance services.

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

Item 15. Exhibits, Financial Statements and Schedules

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

COCONNECT, INC.

Date: March 3, 2010                                                                        By: /s/ Brad M. Bingham, Esq.
Brad M. Bingham, Esq.
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2010                                                                         By: /s/ Brad M. Bingham, Esq.
Brad M. Bingham, Esq.
                                                                                                                Director