Form 10-Q
period 2010-03-31
COCONNECT INC
filed 2010-05-20
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

760-804-8844
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

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

323,483 common shares outstanding, $0.001 par value, as of May 20, 2010

PART I

ITEM 1.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CoConnect, Inc.

We have reviewed the accompanying condensed balance sheets of Coconnect, Inc. as of March 31, 2010, and the related condensed statements of operations, and cash flows for the three months ended March 31, 2010. These condensed financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__
Chang G. Park, CPA

May 20, 2010
San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$361	$3,565
Prepaid Expenses	113,125	158,375
Other receivable - related party	-	2,643
Total current assets	113,486	164,583

TOTAL ASSETS	$113,486	$164,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$39,400	$35,373
Related party payable	30,000	196,000
Convertible notes payable, related party - default	271,742	86,684
Total current liabilities	341,142	318,057

TOTAL LIABILITIES	341,142	318,057

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of March 31, 2010 and December 31, 2009 respectively.	100	-
Common stock, 4,999,000,000 shares authorized, $0.001 par value
323,483 shares outstanding
as of March 31, 2010 and December 31, 2009 respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,583,596)	(11,509,314)
TOTAL STOCKHOLDERS' DEFICIT	(227,656)	(153,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113,486	$164,583

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2010	2009

Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional Fees	4,000	5,000
General and administrative	66,225	2,849
Total operating expenses	70,225	7,849

Loss from operations	$(70,225)	$(7,849)

Other income (expense)
Interest expense	(4,057)	-

Total other income (expense)	(4,057)	-

Net Loss before Income Tax	(74,282)	(7,849)
Income Tax	-	-

NET LOSS	$(74,282)	$(7,849)

Basic and diluted loss
per common share	$(0.23)	$(0.06)

Weighted average common
shares outstanding	323,483	133,915

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(74,282)	$(7,849)
Preferred stock issued for service	100	-
Changes in operating assets and liabilities:
Other receivable increase	2,643	-
Prepaid expense increase	45,250	-
Accounts payable increase	19,027	7,849
Accrued expenses and interest increase	4,058	-
NET CASH USED IN OPERATING ACTIVITIES	$(3,204)	$-

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(3,204)	-
CASH BALANCES
Beginning of period	3,565	-
End of period	$361	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$181,000	$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Condensed Financial Statements
As of March 31, 2010
(Unaudited)

GENERAL

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

RELATED PARTY TRANSACTIONS, ADVISORY SERVICES AGREEMENT - CONVERTIBLE NOTE

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

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”). Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of March 31, 2010, the Company had unpaid management fee $30,000.

Mark L. Baum, Esq., the Company’s former president, is also a managing member of Noctua Fund Manager, LLC.

PREFERRED STOCK

Pursuant to the terms of the NFM Agreement, 100,000 shares of Preferred Series A stock were to be issued to NFM on March 15, 2010.

The designation of the Series A Preferred Stock provided for certain rights, powers and privileges given to the holder of shares of such Series A Preferred Stock including: (i) voting preference rights whereby the holder of such shares maintains a number of votes determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Preferred Stock, any other series of Preferred Stock and Common Stock on a fully diluted basis as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00001; and (ii) a liquidation right of $1.25 per share of Series A Preferred Stock and senior to all other common shareholders.

Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

COMMON STOCK

During March 2010, pursuant to the terms of the NFM Agreement, 54,300,000 shares of common stock were to be issued into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.

Common stock, $0.001 par value: 4,999,000,000 shares authorized. 54,623,483 shares issued and 323,483 shares outstanding

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2010 the company had convertible notes payable of $89,836 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

RECENT DEVELOPMENTS

As disclosed on February 17, 2010 in our Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) EDGAR filing system, on or about November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”). Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares of Series Preferred A Stock to NFM. A copy of the NFM Note and NFM Escrow Agreement have been attached hereto and incorporated herein and a copy of the NFM Agreement has been attached to our Form 8-K filed on February 15, 2010 and may be obtained from the SEC’s EDGAR archives at http://www.sec.gov/index.htm and is incorporated herein by reference.

As disclosed in out 10-K for the period ending December 31, 2009, on December 15, 2009, our Board of Directors and a majority of our shareholders voted to authorize the Board to take certain corporate actions including: (i) amending the Company’s Articles of Incorporation to increase the Company’s authorized stock and, at the Board’s discretion, authorizing the Board to designate a preferred class of stock; (ii) affecting  a reverse and/or forward stock split of the Company’s common stock; (iii) ratifying the appointment of Chang G. Park, CPA as the Company’s independent public accountant; (iv) confirming and ratifying the appointment of Mr. Brad M. Bingham, Esq. as the Company’s interim Chief Executive Officer and Chairman of the Board; and (v) authorizing the designation of an Employee Stock Incentive Plan. A further detailed description of the above described corporate actions has been outlined in the Company’s Schedule 14C Definitive Information Statement filed with the SEC on January 12, 2010.  Copies of these reports may be obtained from the SEC’s EDGAR archives at http://www.sec.gov/index.htm and are incorporated herein by reference.

Following such approval, on May 5, 2010, the Company amended its Articles of Incorporation increasing the Company’s authorized stock to 5,000,000,000 shares of common stock and, as described above, designating and issuing the Series A Preferred Stock to NFM. The shares are held in the Company’s name for the benefit of NFM pursuant to the terms of the NFM Escrow Agreement. A copy of the Certificate of Amendment to the Articles of Incorporation designating the Series A Preferred Stock has been attached hereto and incorporated herein.

RESULTS OF OPERATIONS

Revenues

	Three months ended March 31

	2010	2009

Total Sales	$0	$0

We had no revenues for the three months ending March 31, 2010 or for the three months ending March 31, 2009.

Operating Expenses

	Three months ended March 31

	2010	2009

Operating Expense	$ 70,225	$ 7,849

Total costs and expenses of $70,225 for the three months ending March 31, 2010 consisted of $60,250 in consulting fees, and $4,000 in professional fees and $5,975 in other general and administrative expenses. Total costs and expenses of $7,849 for the three months ending March 31, 2009 consisted of $5,000 in professional fees and $2.849 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Three months ended March 31

	2010	2009

Net Profit (Loss)	($74,282)	($7,849)

For the three months ended March 31, 2010, we sustained net losses of $74,282 as compared with net losses of $7,849 for the three months ended March 31, 2009.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and consulting expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate substantial revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had total assets of $113,486 and total liabilities of $341,142, resulting in a working capital deficiency of $227,656. The Company had a stockholders' deficit of $227,656 at March 31, 2010.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of March 31, 2010, we had no full time employees.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not Applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed above, in connection with the NFM Agreement and NFM Escrow Agreement, the Company issued 54,300,000 shares of the Company’s common stock into escrow for the potential conversion of the NFM Note. The shares are held in the Company’s name for the benefit of NFM pursuant to the terms of the NFM Escrow Agreement. In addition, the Company was required to designate and issue 100,000 shares of Series Preferred A Stock to NFM. On May 5, 2010, the Company amended its Articles of Incorporation designating and issuing the Series A Preferred Stock to NFM.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

As disclosed in CoConnect, Inc.’s (the “Company”) Form 8-K filed on February 26, 2010, certain convertible promissory notes (the “Notes”) issued to several noteholders (the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. Although the Company is continuing to use its best efforts to explore options available related to the repayment and/or retirement of the Notes, no resolution has been made to date and, considering the current financial condition of the Company, including the unavailability of adequate cash or assets to resolve the amounts due and payable under the Notes, the Company believes the default under the Notes may have a material adverse effect on the Company’s financial stability and its ability to continue as a going concern.

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

As disclosed above, following such approval, on May 5, 2010, the Company amended its Articles of Incorporation increasing the Company’s authorized stock to 5,000,000,000 shares consisting of 4,999,000,000 shares of common stock and 1,000,000 shares of preferred stock, and designating and issuing the Series A Preferred Stock.

ITEM 5.    OTHER INFORMATION

As disclosed above, on May 5, 2010, the Company amended its Articles of Incorporation increasing the Company’s authorized stock to 5,000,000,000 shares of common stock 5,000,000,000 shares consisting of 4,999,000,000 shares of common stock and 1,000,000 shares of preferred stock, and designating and issuing the Series A Preferred Stock.
 A copy of the certificate of Amendment to the Articles of Incorporation has been attached hereto and incorporated herein by reference.

The designation of the Series A Preferred Stock provided for certain rights, powers and privileges given to the holder of shares of such Series A Preferred Stock including: (i) voting preference rights whereby the holder of such shares maintains a number of votes determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Preferred Stock, any other series of Preferred Stock and Common Stock on a fully diluted basis as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00001; and (ii) a liquidation right of $1.25 per share of Series A Preferred Stock and senior to all other common shareholders.

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Secured Convertible Promissory Note issued to Noctua Fund Manager, LLC on March 15, 2009.

10.2	Escrow Agreement between CoConnect, Inc., Noctua Fund Manager, LLC and the Company’s transfer agent, Action Stock Transfer Corporation.

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-12(a)/15d-14(a) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 20, 2010, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer