Form 10-Q
period 2010-06-30
COCONNECT INC
filed 2010-08-03
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes X  No _

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

323,483 common shares outstanding, $0.001 par value, as of August 2, 2010

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CoConnect, Inc.

We have reviewed the accompanying condensed balance sheets of Coconnect, Inc. as of June 30, 2010, and the related condensed statements of operations, and cash flows for the three and six months ended June 30, 2010 and 2009. These condensed financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__
Chang G. Park, CPA

August 2, 2010
San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$282	$3,565
Prepaid expenses	67,875	158,375
Other receivable - related party	-	2,643
Total current assets	68,157	164,583

TOTAL ASSETS	$68,157	$164,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,540	$35,373
Related party payable	50,360	196,000
Convertible notes payable, related party - default	280,323	86,684
Total current liabilities	366,223	318,057

TOTAL LIABILITIES	366,223	318,057

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively.	100	-
Common stock, 4,999,000,000 shares authorized, $0.001 par value
54,323,483 and 323,483 shares issued and 323,483 and 323,483 shares
outstanding as of June 30, 2010 and December 31, 2009, respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,654,006)	(11,509,314)
TOTAL STOCKHOLDERS' DEFICIT	(298,066)	(153,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,157	$164,583

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Professional fees	1,500	1,000	5,500	6,000
General and administrative	60,328	1,123	126,553	3,972
Total operating expenses	61,828	2,123	132,053	9,972

Loss from operations	$(61,828)	$(2,123)	$(132,053)	$(9,972)

Other income (expense)
Interest expense	(8,582)	-	(12,639)	-

Total other income (expense)	(8,582)	-	(12,639)	-

Net Loss before Income Tax	(70,410)	(2,123)	(144,692)	(9,972)
Income Tax	-	-	-	-

NET LOSS	$(70,410)	$(2,123)	$(144,692)	$(9,972)

Basic and diluted loss
per common share	$(0.22)	$(0.02)	$(0.45)	$(0.07)

Weighted average common
shares outstanding	323,483	133,915	323,483	133,915

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(144,692)	$(9,972)
Preferred stock issued for service	100	-
Changes in operating assets and liabilities:
Other receivable increase	2,643	-
Prepaid expense increase	90,500	-
Accounts payable increase	35,527	9,972
Accrued expenses and interest increase	12,639	-
NET CASH USED IN OPERATING ACTIVITIES	$(3,283)	$-

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(3,283)	-
CASH BALANCES
Beginning of period	3,565	-
End of period	$282	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$181,000	$-
Preferred Stock issued for service	$100	$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Condensed Financial Statements
As of June 30, 2010
(Unaudited)

GENERAL

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009

UNAUDITED INFORMATION

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

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”). Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of June 30, 2010, the Company had unpaid management fee $45,000.

Mark L. Baum, Esq., the Company’s former president, is also a managing member of Noctua Fund Manager, LLC.

The Company received cash to make payments on certain trade payables or had payments made on its behalf by our Interim CEO, Brad Bingham, Esq., in the amount of $5,360.  The Company currently owes Mr. Bingham $5,360 and no payments have been made to him.

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

Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

COMMON STOCK

During March 2010, pursuant to the terms of the NFM Agreement, the Company agreed to issue 54,300,000 shares of common stock into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.  During May of 2010, these shares were issued.

Common stock, $0.001 par value: 4,999,000,000 shares authorized. 54,623,483 shares issued and 323,483 shares outstanding

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of June 30, 2010 the company had convertible notes payable of $84,057 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

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

RESULTS OF OPERATIONS

Revenues

	Six months ended June 30

	2010	2009

Total Sales	$0	$0

We had no revenues for the six months ending June 30, 2010 or for the six months ending June 30, 2009.

Operating Expenses

	Six months ended June 30

	2010	2009

Operating Expense	$ 132,053	$ 9,972

Total costs and expenses of $132,053 for the six months ending June 30, 2010 consisted of $5,500 in professional fees and $126,553 in other general and administrative expenses. Total costs and expenses of $9,972 for the six months ending June 30, 2009 consisted of $6,000 in professional fees and $3,972 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Six months ended June 30

	2010	2009

Net Profit (Loss)	($144,692)	($9,972)

For the six months ended June 30, 2010, we sustained net losses of $144,692 as compared with net losses of $9,972 for the six months ended June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had total assets of $68,157 and total liabilities of $366,223, resulting in a working capital deficiency of $298,066. The Company had a stockholders' deficit of $298,066 at June 30, 2010.

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

As of June 30, 2010, we had no full time employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Secured Convertible Promissory Note issued to Noctua Fund Manger, LLC on March 15, 2009 filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

10.2
Escrow Agreement between CoConnect, Inc., Noctua Fund Manager, LLC and the Company’s transfer agent, Action Stock Transfer Corporation filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 2, 2010, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer