Form 10-Q
period 2010-09-30
COCONNECT INC
filed 2010-11-18
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada		63-1205304
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
1133 6th Ave.
San Diego, California 92101
(Address of principal executive offices)

619-796-2721
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

1,500,323,483 common shares outstanding, $0.001 par value, as of November 18, 2010

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CoConnect, Inc.

We have reviewed the accompanying condensed balance sheets of CoConnect, Inc. as of September 30, 2010, and the related condensed statements of operations, and cash flows for the three and nine months ended September 30, 2010 and 2009. These condensed financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__
Chang G. Park, CPA

November 18, 2010
San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$195	$3,565
Prepaid expenses	22,625	158,375
Other receivable - related party	-	2,643
Total current assets	22,820	164,583

TOTAL ASSETS	$22,820	$164,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,541	$35,373
Related party payable	66,860	196,000
Convertible notes payable and accrued interest, related party - default	289,131	86,684
Total current liabilities	391,532	318,057

TOTAL LIABILITIES	391,532	318,057

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively.	100	-
Common stock, 4,999,000,000 shares authorized, $0.001 par value
54,323,483 and 323,483 shares issued and 323,483 and 323,483 shares
outstanding as of September 30, 2010 and December 31, 2009, respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,724,652)	(11,509,314)
TOTAL STOCKHOLDERS' DEFICIT	(368,712)	(153,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,820	$164,583

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Professional fees	1,500	1,333	7,000	7,333
General and administrative	60,338	1,310	186,891	5,282
Total operating expenses	61,838	2,643	193,891	12,615

Loss from operations	$(61,838)	$(2,643)	$(193,891)	$(12,615)

Other income (expense)
Interest expense	(8,808)	(530)	(21,447)	(530)

Total other income (expense)	(8,808)	(530)	(21,447)	(530)

Net Loss before Income Tax	(70,646)	(3,173)	(215,338)	(13,145)
Income Tax	-	-	-	-

NET LOSS	$(70,646)	$(3,173)	$(215,338)	$(13,145)

Basic and diluted loss
per common share	$(0.22)	$(0.02)	$(0.67)	$(0.08)

Weighted average common
shares outstanding	323,483	156,817	323,483	156,817

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(215,338)	$(13,145)
Preferred stock issued for service	100	-
Changes in operating assets and liabilities:
Other receivable increase	2,643	(1,333)
Prepaid expense increase	135,750	-
Accounts payable increase	52,028	-
Accrued expenses and interest increase	21,447	13,145
NET CASH USED IN OPERATING ACTIVITIES	$(3,370)	$(1,333)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	-	1,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$1,333
NET CHANGE IN CASH	(3,370)	-
CASH BALANCES
Beginning of period	3,565	-
End of period	$195	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$181,000	$27,724
Preferred Stock issued for service	$100	$-

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.
Notes to the Condensed Financial Statements
At September 30, 2010
(Unaudited)

GENERAL

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2010 the company had convertible notes payable and its accrued interest of $289,131 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

INCOME TAXES

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the nine months ended September 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $11 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2009.

LEASE AGREEMENT – RELATED PARTY

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company will sublease office space on a month-to-month basis for a monthly lease fee of $100. The Lease Agreement may be terminated by any party for any reason with ten (10) days written notice.  Marc S. Applbaum, Esq. is the Company’s President and Director.

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

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, Noctua Fund, LP.  Noctua Fund, LP is managed by Noctua Fund Manager, LLC.  Mark L. Baum, Esq., is the Company’s former president, is also a managing member of Noctua Fund Manager, LLC.  As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.

On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes were both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  These notes are currently in default and accruing interest at the default rate of 15%.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  Noctua Fund Manager, LLC’s managing member is Mark L. Baum, Esq. is our former President.  These notes are currently in default and accruing interest at the default rate of 15%.

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”). Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.  Due to non payment, this note is currently in default and accruing interest at the default rate of 15%.

Notes payable consists of the following:
	At	At
	September 30, 2010	December 31, 2009
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	-
Less: Principal Payments	-	-
Add: Accrued Interest	24,074	-
Carrying Value of notes payable	$289,131	$84,057
Less: Current portion	(289,131)	-
Long term portion of notes payable	$-	$-

The Company also obtains certain management and administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of September 30, 2010, the Company had unpaid management fee $60,000 and no payments have been made to them.

The Company received cash to make payments on certain trade payables or had payments made on its behalf by our Interim CEO, Brad Bingham, Esq., in the amount of $6,860.  The Company currently owes Mr. Bingham $6,860 and no payments have been made to him.

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

As of September 30, 2010, Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

COMMON STOCK

During March 2010, pursuant to the terms of the NFM Agreement, the Company agreed to issue 54,300,000 shares of common stock into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.  During May of 2010 these shares were issued.

As of September 30, 2010, Common stock, $0.001 par value: 4,999,000,000 shares authorized. 54,623,483 shares issued and 323,483 shares outstanding

DERIVATIVE INSTRUMENTS

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, FASB ASC 815 (formerly, EITF 07-05) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  In determining fair value, the Company uses various valuation approaches within the ASC 820-10 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

• Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

• Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

• Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

ASC 820-10 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of ASC 820-10 did not result in any changes to the accounting for its financial assets and liabilities.

SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note.

In connection with the BMB Note, the Company entered into a security agreement (the “Security Agreement”) with Mr. Bingham. Pursuant to the terms of the Security Agreement, Mr. Bingham was issued the Conversion Shares which are to be held as security and collateral against either the repayment or conversion of the BMB Note. Although the Conversion Shares are issued in Mr. Bingham’s name and held as security and collateral against the payment of the BMB Note, the Conversion Shares may not be sold, pledged, transferred or hypothecated by Mr. Bingham unless and until he elects to convert the BMB Note pursuant to its terms and conditions into the Conversion Shares, or unless agreed upon in writing by the Company. In addition, following the issuance of the Conversion Shares as security pursuant to the Security Agreement and prior to the conversion of the BMB Note into the Conversion Shares, if any, in the event of a Company shareholder vote, the Conversion Shares held as collateral shall be voted with the majority vote of any such shareholder vote and action and Mr. Bingham has granted an irrevocable proxy to the Company to vote the Conversion Shares as such. A copy of the Security Agreement has been attached hereto as an exhibit and incorporated herein by reference.

Certain convertible promissory notes (the “Notes”) issued to several noteholders (the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. On October 26, 2010, the Noteholders filed a complaint against the Company arising from the unpaid Notes (the “Claims”). The Company is currently seeking counsel to represent the Company’s and manage the related possible litigation. Although the Company is continuing to use its best efforts to explore options available related to the repayment and/or retirement of the Notes and settlement of the Claims, no resolution has been made to date and, considering the current financial condition of the Company, including the unavailability of adequate cash or assets to resolve the amounts due and payable under the Notes, the Company believes the default under the Notes and subsequent complaint may have a material adverse effect on the Company’s financial stability and its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues

	Nine months ended September 30

	2010	2009

Total Sales	$0	$0

We had no revenues for the nine months ending September 30, 2010 or for the nine months ending September 30, 2009.

Operating Expenses

	Nine months ended September 30

	2010	2009

Operating Expense	$ 193,891	$ 12,615

Total costs and expenses of $193,891 for the nine months ending September 30, 2010 consisted of $7,000 in professional fees and $186,891 in other general and administrative expenses. Total costs and expenses of $12,615 for the nine months ending September 30, 2009 consisted of $7,333 in professional fees and $5,282 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Nine months ended September 30

	2010	2009

Net Profit (Loss)	($215,338)	($13,415)

For the nine months ended September 30, 2010, we sustained net losses of $215,338 as compared with net losses of $13,415 for the nine months ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had total assets of $22,820 and total liabilities of $391,532, resulting in a working capital deficiency of $368,712. The Company had a stockholders' deficit of $368,712at September 30, 2010.

FINANCING ACTIVITIES

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. A copy of the BMB Note has been attached hereto as an exhibit and incorporated herein by reference.

In connection with the BMB Note, the Company entered into a security agreement (the “Security Agreement”) with Mr. Bingham. Pursuant to the terms of the Security Agreement, Mr. Bingham was issued the Conversion Shares which are to be held as security and collateral against either the repayment or conversion of the BMB Note. Although the Conversion Shares are issued in Mr. Bingham’s name and held as security and collateral against the payment of the BMB Note, the Conversion Shares may not be sold, pledged, transferred or hypothecated by Mr. Bingham unless and until he elects to convert the BMB Note pursuant to its terms and conditions into the Conversion Shares, or unless agreed upon in writing by the Company. In addition, following the issuance of the Conversion Shares as security pursuant to the Security Agreement and prior to the conversion of the BMB Note into the Conversion Shares, if any, in the event of a Company shareholder vote, the Conversion Shares held as collateral shall be voted with the majority vote of any such shareholder vote and action and Mr. Bingham has granted an irrevocable proxy to the Company to vote the Conversion Shares as such. A copy of the Security Agreement has been attached hereto as an exhibit and incorporated herein by reference.

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

As of September 30, 2010, we had no full time employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

As disclosed in the Company’s previous filings with the SEC, certain convertible promissory notes (the “Notes”) issued to several noteholders (the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. On October 26, 2010, the Noteholders filed a complaint against the Company arising from the unpaid Notes (the “Claims”). The Company is currently seeking counsel to represent the Company’s and manage the related possible litigation. Although the Company is continuing to use its best efforts to explore options available related to the repayment and/or retirement of the Notes and settlement of the Claims, no resolution has been made to date and, considering the current financial condition of the Company, including the unavailability of adequate cash or assets to resolve the amounts due and payable under the Notes, the Company believes the default under the Notes and subsequent complaint may have a material adverse effect on the Company’s financial stability and its ability to continue as a going concern.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed above, in connection with the BMB Note and Security Agreement, the Company issued 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”) to Mr. Brad M Bingham, Esq., the Company’s Chief Executive Officer, as security and collateral against either the repayment or conversion of the BMB Note. Although the Conversion Shares are issued in Mr. Bingham’s name and held as security and collateral against the payment of the BMB Note, the Conversion Shares may not be sold, pledged, transferred or hypothecated by Mr. Bingham unless and until he elects to convert the BMB Note pursuant to its terms and conditions into the Conversion Shares, or unless agreed upon in writing by the Company. In addition, following the issuance of the Conversion Shares as security pursuant to the Security Agreement and prior to the conversion of the BMB Note into the Conversion Shares, if any, in the event of a Company shareholder vote, the Conversion Shares held as collateral shall be voted with the majority vote of any such shareholder vote and action and Mr. Bingham granted an irrevocable proxy to the Company to vote the Conversion Shares as such.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

See Item 1 Legal Proceedings above.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2010, the Company appointed Mr. Marc. S. Applbaum to the position of President and member of the Board of Directors.

Marc S. Applbaum, Esq., President and Director.

Mr. Marc Applbaum, Esq. is a licensed attorney and has provided clients with general corporate counsel services with a focus on microcap publicly traded companies since March 2006.  Mr. Applbaum has represented issuers in offerings of securities under the Securities Act of 1933 and regularly counsels issuers with the preparation of and filing with the Securities and Exchange Commission of periodic reports under the Securities Exchange Act of 1934. He has counseled issuers, private equity funds, and placement agents in debt transactions and with respect to offerings of securities pursuant to Rule 144 under the Securities Act.

Mr. Applbaum has counseled numerous entrepreneurs and early stage companies and maintains significant experience and knowledge of public and private company debt, corporate restructuring and recapitalization of public companies.  Prior to his work with publicly traded companies, Mr. Applbaum served as a prosecutor as a member of the San Diego City Attorney's office from 2004-2006.  There he gained significant trial and courtroom experience, earning an extremely high conviction rate conducting close to 50 jury and bench trials.  Mr. Applbaum is a member of the California State Bar and admitted to practice in California.

In connection with Mr. Applbaum’s appointment, on September 29, 2010, the Company entered into an employment agreement with Mr. Applbaum (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Applbaum is to receive a monthly salary of $400.00. A copy of the Employment Agreement has been attached hereto as an exhibit and incorporated herein by reference.

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company will sublease office space on a month-to-month basis for a monthly lease fee of $100.00. The Lease Agreement may be terminated by any party for any reason with ten (10) days written notice. A copy of the Lease Agreement was furnished as an exhibit to the Form 8-K filed October 5, 2010 and incorporated herein by reference.

On or about December 12, 2008, the Corporation’s Board of Directors and shareholders authorized the Corporation’s Board of Director’s to affect a corporate name change anytime before December 31, 2010 with such name to be determined at a later date by the Board of Directors. Such corporate actions were disclosed and authorized pursuant to the Company’s Schedule 14C filed with the United States Securities and Exchange Commission on December 22, 2008. Pursuant to such authorization, on October 5, 2010, the Company’s Board of Directors authorized the Corporation to amend its Articles of Incorporation to reflect the new Company name of “Sunshine Mining Group, Inc.” The Company released such information in a press release dated October 5, 2010. Following such release, the Company began procedures to approve of and enact the name change with the Nevada Secretary of State and notify the United States Financial Industry Regulatory Authority (FINRA) regarding such corporate name change. The plans to change the Company’s name to Sunshine Mining Group, Inc. have been temporarily placed on hold until the Company can work out the litigation described in Item 1 Legal Proceeding above.

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Convertible Promissory Note issued to Brad M. Bingham, Esq. on November 17, 2010.

10.2	Security Agreement between CoConnect, Inc. and Brad M. Bingham, Esq. dated November 17, 2010.

10.3	Employment Agreement between CoConnect, Inc. and Mr. Marc S. Applbaum.

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-12(a)/15d-14(a) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 18, 2010, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer