Form 10-K
COCONNECT INC
filed 2011-03-29
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-26533
___________________________

CoConnect, Inc.
(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1133 6th Ave. San Diego, California 92101 ________________________________________________________________________ (Address of principal executive offices, including zip code)

                             Registrant’s telephone number, including area code:      (760) 804-8844
                             Securities registered pursuant to Section 12(b) of the Act:     None
                             Securities registered pursuant to Section 12(g) of the Act:            $.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ___Yes   X_No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes_X_No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes    ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___Yes_X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                      ___                              Accelerated filer                                                                ___
Non-accelerated filer                                                      ___                                Smaller reporting company                                             _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  _X_Yes    ___No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $71,166 based upon the closing price of our common stock which was $.22 on March 28, 2011.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 1,500,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2011, there were 1,554,623,483 shares of our common stock outstanding.

Documents Incorporated by Reference:                                                              None

 CoConnect, Inc.

Annual Report on Form 10-K

Table of Contents

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed & Reserved)
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
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

Personnel

As of December 31, 2010, we had no employees other than our officers and directors.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property.  We receive mail at the office of our President at 1133 6th Ave., San Diego, California 92101.

Item 3. Legal Proceedings

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

As disclosed in the Company’s previous filings with the United Stated Securities and Exchange Commission (the “SEC,” copies of these reports may be obtained from the SEC’s EDGAR archives at http://www.sec.gov/index.htm), the four notes described above issued to Noctua Fund, LP and Noctua Fund Manager, LLC (collectively the “Notes” and Noctua Fund, LP and Noctua Fund Manager, LLC, the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. On October 26, 2010, the Noteholders filed a complaint against the Company arising from the unpaid Notes (the “Claims”). The Company is currently seeking counsel to represent the Company’s and manage the related possible litigation. Although the Company is continuing to use its best efforts to explore options available related to the repayment and/or retirement of the Notes and settlement of the Claims, no resolution has been made to date and, considering the current financial condition of the Company, including the unavailability of adequate cash or assets to resolve the amounts due and payable under the Notes, the Company believes the default under the Notes and subsequent complaint may have a material adverse effect on the Company’s financial stability and its ability to continue as a going concern.

Item 4. (Removed and Reserved)

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

2010	Low	High
First Quarter	0.10	1.01
Second Quarter	0.10	0.89
Third Quarter	0.15	.015
Fourth Quarter	0.02	0.15

20091	Low	High
First Quarter	$0.30	$1004.00
Second Quarter	0.31	0.60
Third Quarter	0.20	0.60
Fourth Quarter	0.08	0.60

             1       Adjusted to reflect 1 for 12,000 reverse split on January 12, 2009 as described above in Item 1. Description of Business.

On March 28, 2011 the closing quotation for our common stock was $.22 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of March 28, 2011 was 4,687, which does not include shareholders whose stock is held through securities position listings.

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

During March, 2010, pursuant to the terms of the NFM Agreement (as defined herein), the Company agreed to issue 54,300,000 shares of common stock into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.  The shares were issued during May of 2010.

During November 2010, the Company entered into a Security Agreement (as defined herein) with our CEO, Mr. Brad M. Bingham. Pursuant to the terms of the Security Agreement, Mr. Bingham was issued the 1,500,000,000 conversion shares which are to be held as security and collateral against either the repayment or conversion of the BMB Note (as defined herein).

(f) Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2010, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Results of Operations

Revenues

	Year Ended December 31

	2010	2009

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2010 or for the year ended December 31, 2009.

Operating Expenses

	Year Ended December 31

	2010	2009

Operating Expense	$235,133	$51,698

Total costs and expenses of $51,698 for the year ended December 31, 2010 consisted of $8,500 in professional fees, $0 in depreciation expense and $226,633 in general and administrative expenses.

Total costs and expenses of $51,698 for the year ended December 31, 2009 consisted of $8,666 in professional fees, $0 in depreciation expense and $43,032 in general and administrative expenses.

Net Profit (Loss)

	Year Ended December 31

	2010	2009

Net Profit (Loss)	($270,840)	($54,325)

For the year ended December 31, 2010, we sustained net losses of $270,840 as compared with net losses of $54,325 for the year ended December 31, 2009.

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

Liquidity and Capital Resources

At December 31, 2010, the Company had assets of $6,578 comprised of $6,578 in cash. There were liabilities of $413,932 comprised of $35,541 in accounts payable, $75,000 in related party payables and $303,391 in notes payable. Current assets of $6,578 and current liabilities of $413,932 resulted in a working capital deficiency of $407,354. The Company reported total stockholders’ deficit of $407,354 at December 31, 2010.

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

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the issuance date, the Company recorded a $16,860 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 6 month life of the note.

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

This Form 10-K contains and incorporates by reference certain "forward-looking statements" with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

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

CONTENTS

Report of Independent Registered Public Accounting Firm – 2010

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (A Development Stage “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
March 29, 2011
San Diego, CA. 92108

COCONNECT, INC
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash	$6,578	$3,565
Prepaid expenses	-	158,375
Other receivable - related party	-	2,643
Total current assets	6,578	164,583

TOTAL ASSETS	$6,578	$164,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,541	$35,373
Related party payable	75,000	196,000
Convertible notes payable and accrued interest, related party - default	299,071	86,684
Convertible notes payable and accrued interest, related party , net of discount $12,645	4,320	-
Total current liabilities	413,932	318,057

TOTAL LIABILITIES	413,932	318,057

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively.	100	-
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,623,483 and 323,483 shares issued and 323,483 and 323,483 shares
outstanding as of December 31, 2010 and December 31, 2009, respectively.	323	323
Additional paid-in capital	11,442,377	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,780,155)	(11,509,314)
TOTAL STOCKHOLDERS' DEFICIT	(407,354)	(153,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,578	$164,583

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
STATEMENT OF OPERATIONS

	For the year ended
	December 31,
	2010	2009
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	8,500	8,666
General and administrative	226,633	43,032
Total operating expenses	235,133	51,698

Loss from operations	$(235,133)	$(51,698)

Other income (expense)
Interest expense	(35,708)	(2,627)

Total other income (expense)	(35,708)	(2,627)

Net Loss before Income Tax	(270,840)	(54,325)
Income Tax	-	-

NET LOSS	$(270,840)	$(54,325)

Basic and diluted loss
per common share	$(0.84)	$(0.32)

Weighted average common
shares outstanding	323,483	170,516

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From December 31, 2008 through December 31, 2010

	Preferred Stock		Common Stock		Additional			Total
		Par		Par	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2008	-	-	133,915	134	11,350,707	$ -	(11,454,989)	(104,149)

Adjust of reverse split floor	-	-	22,902	23	(23)			-

Issuance of stock in exchange of cash and receivable	-	-	166,666	167	74,833	(70,000)		5,000

Net Loss for the year ended
December 31, 2009	-	-	-	-	-		(54,325)	(54,325)
Balance December 31, 2009	-	-	323,483	323	11,425,517	(70,000)	(11,509,314)	(153,473)

Preferred Stock issuance in exchange of services	100,000	100			-	-	-	100

Beneficial conversion feature convertible note	-	-	-	-	16,860	-	-	16,860

Net Loss for the year ended
December 31, 2010	-	-	-	-	-		(270,840)	(270,840)
Balance December 31, 2010	100,000	100	323,483	$ 323	$ 11,442,377	$ (70,000)	$ (11,780,155)	$ (407,354)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(270,840)	$(54,325)
Preferred stock issued for service	100	-
Debt discount accretion	4,215
Changes in operating assets and liabilities:
Other receivable decrease (increase)	2,642	(2,643)
Prepaid expense decrease (increase)	158,375	(158,375)
Accounts payable increase	60,168	209,948
Accrued expenses and interest increase	31,493	2,627
NET CASH USED IN OPERATING ACTIVITIES	$(13,847)	$(2,768)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,000
Proceeds from issuance of convertible note	16,860	1,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	$16,860	$6,333
NET CHANGE IN CASH	3,013	3,565
CASH BALANCES
Beginning of period	3,565	-
End of period	$6,578	$3,565

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$187,860	$27,724
Preferred Stock issued for service	$100	$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.
Notes to the Financial Statements
December 31, 2010

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

The Company changed its name to CoConnect, Inc. in February, 2005.

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

d.           Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of December 31, 2010 the Company had convertible notes payable of $265,057 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

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

The components of income tax expense are as follows at December 31, 2010 and December 30, 2009:

	December 31,	December 31,
	2010	2009
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(87,652)	(10,735)
Taxes	-	-
Change in Valuation Allowance	87,652	10,735
Income Tax Expense	-	-

Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,
	2009	2008

Operating loss carryforwards	$4,003,819	3,894,696
Valuation allowance	(4,003,819)	(3,894,696)
Net deferred tax assets (liabilities)	$-	-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal  -35%
State tax expense net of federal tax -8.75%
Change in valuation allowance -44%
Tax expense at actual rate 0%

As of December 31, 2010, the Company’s net deferred tax assets are offset by a valuation allowance of $87,652. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2010, the Company had net operating loss carryforwards of approximately $11,761,000 that may be offset against future taxable income through 2025.  These carryforwards will begin to expire in 2028.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2005-2010.

g.           Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $316,036 in convertible notes and accrued interest currently outstanding, which are convertible into 1,529,907,108 shares of common stock, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	December 31,	December 31,
	2010	2009

Numerator – (loss)	$(270,840)	(54,325)
Denominator – weighted average
number of shares outstanding	323,483	170,516
Loss per share	$(0.84)	(0.32)

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2010 and December 31, 2009.

l.           Current Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for the first interim reporting period after December 15, 2009. Disclosures regarding activity within Level 3 fair value measurements become effective for the first interim reporting period after December 15, 2010.

 In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance by the Company did not have a material impact on the Company's consolidated financial statements.

 In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance, and mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its consolidated financial statements.

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

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”).  The NFM Agreement is designed to assist the company enter into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant assisted the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.  Due to non payment, this note is currently in default and accruing interest at the default rate of 15%.

Note 4 -                      Convertible Debentures, Related Party

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the issuance date, the Company recorded a $16,860 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 6 month life of the note.

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

Notes payable consisted of the following:

	At	At
	December 31, 2010	December 31, 2009
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	-
5% Convertible note May 2011	16,860	-
Less: Principal Payments	-	-
Add: Accrued Interest	34,119	-
Sub Total	$316,036	$84,057
Less: Discount of convertible Note	(12,645)	-
Carrying Value of Notes	303,391	84,057
Less: Current portion	(303,391)	-
Long term portion of notes payable	$-	$-

Note 5 – Commitments - Related Party

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of December 31, 2010 and 2009, the Company had unpaid management fee $75,000 and $15,000, respectively.

For the year ended December 31, 2010, Noctua Fund Manager, LLC paid $12,615 to cover professional fees and certain general and administrative expenses of the Company. As of August 15, 2009, there is $27,724 due to related parties. On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  The debt settlement is described in detail within Note 3.

During the year ended December 31, 2010 and 2009 $0 was paid to Noctua Fund Manager, LLC.

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company will sublease office space on a month-to-month basis for a monthly lease fee of $100. The Lease Agreement may be terminated by any party for any reason with ten (10) days written notice.   For the year ended December 31, 2010, the company did not owe any rent payments and paid $300 in rent payments.  Mr.  Applbaum is our President and a Director.

The Company’s rent expense for the years ended December 31, 2010 and 2009 was $300 and $0, respectively

At December 31, 2010, the Company did not have any future minimum lease payments for the next 5 years.

Note 6 – Common Stock

As of December 31, 2010, Common stock, $0.001 par value: 4,999,000,000 shares authorized. 1,554,623,483 shares issued and 323,483 shares outstanding

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

On December 2, 2009, the Company entered into a stock purchase agreement with a third party purchaser wherein the Company issued 166,666 shares of Common Stock at $.45 per share for a total purchase price of $75,000. The shares were purchased for an initial cash payment of $5,000, with the remaining $70,000 due and payable on or before December 14, 2010.

During March 2010, pursuant to the terms of the NFM Agreement, the Company agreed to issue 54,300,000 shares of common stock into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.  During May of 2010 these shares were issued.

During November 2010, the Company entered into a security agreement (the “Security Agreement”) with our CEO, Mr. Bingham. Pursuant to the terms of the Security Agreement, Mr. Bingham was issued the 1,500,000,000 conversion shares which are to be held as security and collateral against either the repayment or conversion of the his convertible note (“BMB Note”).  Although the Conversion Shares are issued in Mr. Bingham’s name and held as security and collateral against the payment of the BMB Note, the Conversion Shares may not be sold, pledged, transferred or hypothecated by Mr. Bingham unless and until he elects to convert the BMB Note pursuant to its terms and conditions into the Conversion Shares, or unless agreed upon in writing by the Company. In addition, following the issuance of the Conversion Shares as security pursuant to the Security Agreement and prior to the conversion of the BMB Note into the Conversion Shares, if any, in the event of a Company shareholder vote, the Conversion Shares held as collateral shall be voted with the majority vote of any such shareholder vote and action and Mr. Bingham has granted an irrevocable proxy to the Company to vote the Conversion Shares as such. A copy of the Security Agreement has been attached hereto as an exhibit and incorporated herein by reference.

Note 7 – Preferred Stock

As of December 31, 2010, Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

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

Note 8 – Legal Matters

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2010, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2010 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Item 9B. Other Information.

As disclosed in our previous filings with the SEC, on November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC (“NFM”).  The NFM Agreement is designed to assist the company enter into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant assisted the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.  Due to non payment, this note is currently in default and accruing interest at the default rate of 15%.

On December 15, 2009, our Board of Directors and a majority of our shareholders voted to authorize the Board to take certain corporate actions including: (i) amending the Company’s Articles of Incorporation to increase the Company’s authorized stock and, at the Board’s discretion, authorizing the Board to designate a preferred class of stock; (ii) affecting  a reverse and/or forward stock split of the Company’s common stock; (iii) ratifying the appointment of Chang G. Park, CPA as the Company’s independent public accountant; (iv) confirming and ratifying the appointment of Mr. Brad M. Bingham, Esq. as the Company’s interim Chief Executive Officer and Chairman of the Board; and (v) authorizing the designation of an Employee Stock Incentive Plan. A further detailed description of the above described corporate actions has been outlined in the Company’s Schedule 14C Definitive Information Statement filed with the SEC on January 12, 2010. Following such approval, on May 5, 2010, the Company amended its Articles of Incorporation increasing the Company’s authorized stock to 5,000,000,000 shares of common stock 5,000,000,000 shares consisting of 4,999,000,000 shares of common stock and 1,000,000 shares of preferred stock. The designation of the Series A Preferred Stock provided for certain rights, powers and privileges given to the holder of shares of such Series A Preferred Stock including: (i) voting preference rights whereby the holder of such shares maintains a number of votes determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Preferred Stock, any other series of Preferred Stock and Common Stock on a fully diluted basis as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00001; and (ii) a liquidation right of $1.25 per share of Series A Preferred Stock and senior to all other common shareholders. A copy of the Certificate of Amendment to the Articles of Incorporation has been attached to our Form 10-Q filed for the period ending March 31, 2010 and incorporated herein.

On or about December 12, 2008, the Corporation’s Board of Directors and shareholders authorized the Corporation’s Board of Director’s to affect a corporate name change anytime before December 31, 2010 with such name to be determined at a later date by the Board of Directors. Such corporate actions were disclosed and authorized pursuant to the Company’s Schedule 14C filed with the United States Securities and Exchange Commission on December 22, 2008. Pursuant to such authorization, on October 5, 2010, the Company’s Board of Directors authorized the Corporation to amend its Articles of Incorporation to reflect the new Company name of “Sunshine Mining Group, Inc.” The Company released such information in a press release dated October 5, 2010. Following such release, the Company began procedures to approve of and enact the name change with the Nevada Secretary of State and notify the United States Financial Industry Regulatory Authority (FINRA) regarding such corporate name change. The plans to change the Company’s name to Sunshine Mining Group, Inc. have been temporarily placed on hold until the Company can work out the litigation described in Item 3 Legal Proceeding above.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of December 31, 2010, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                                                Position

Bradly Bingham                                              Director, Chief Executive Officer, Chief Financial Officer and Secretary

Marc S. Applbaum                                         Director and President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2010, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2010 and 2009.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Brad M. Bingham, Esq.	2009	-0-	-0-	-0-	-0-	------	-0-
Chairman, Chief,	2010	-0-	-0-	-0-	-0-	------	-0-
Executive Officer
Chief Financial Officer
and Secretary

Marc S. Applbaum	2010	-0-	-0-	-0-	-0-	------	-0-
Director and President

Mark L. Baum	2009	-0-	-0-	-0-	-0-	------	-0-
Chairman, President,
Chief Executive Officer
Chief Financial Officer
and Secretary

Option/SAR Grants in Fiscal Year 2010

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents information about the beneficial ownership of our share of common stock as of December 31, 2010 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock;
•	each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Brad M. Bingham, Esq. (1)	1,500,000,000	96.49%
Marc S. Applbaum (1)	0	0%

All directors, officers and 5% shareholders as a group	1,500,000,000	96.49%

                             (1)           The address is 1133 6th Ave., San Diego, California 92101.

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

Item 13. Certain Relationships and Related Transactions

As described in Item 3. Legal Proceedings, on August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes were both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  Noctua Fund, LP is managed by Noctua Fund Manager, LLC.  Mark L. Baum, Esq., is the Company’s former president, is also a managing member of Noctua Fund Manager, LLC.

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

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with Noctua Fund Manager, LLC. Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued Noctua Fund Manager, LLC a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to Noctua Fund Manager, LLC. Due to non payment, this note is currently in default and accruing interest at the default rate of 15%. Noctua Fund Manager, LLC’s managing member is Mark L. Baum, Esq. is our former President.

The Company also obtains certain administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is our former president, for a fee of $5,000 per month.  As of December 31, 2010, the Company had unpaid management fees of $75,000.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,500 for fiscal year ended 2010 and $8,666 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2010 and 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2010 and consisted of tax compliance services and $-0- for fiscal year ended 2009 and consisted of tax compliance services.

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

COCONNECT, INC.

Date: March 29, 2011                                                                           By: /s/ Brad M. Bingham, Esq.
Brad M. Bingham, Esq.
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011                                                                           By: /s/ Brad M. Bingham, Esq.
Brad M. Bingham, Esq.
Interim Chief Executive Officer and Director