Form 10-Q
period 2011-03-31
COCONNECT INC
filed 2011-05-11
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

1,500,323,483 common shares outstanding, $0.001 par value, as of May 9, 2011

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CoConnect, Inc.

We have reviewed the accompanying condensed balance sheets of CoConnect, Inc. as of March 31, 2011, and the related condensed statements of operations, and cash flows for the three months ended March 31, 2011 and 2010. These condensed financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__
Chang G. Park, CPA

May 9, 2011
San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$2,670	$6,578
Total current assets	2,670	6,578

TOTAL ASSETS	$2,670	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$36,340	$35,541
Related party payable	75,000	75,000
Convertible notes payable and accrued interest, related party - default	309,010	299,071
Convertible notes payable and accrued interest, related party , net of discount $4,215	12,962	4,320
Total current liabilities	433,312	413,932

TOTAL LIABILITIES	433,312	413,932

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,623,483 shares issued and 323,483 shares
outstanding as of March 31, 2011 and December 31, 2010, respectively.	323	323
Additional paid-in capital	11,442,377	11,442,377
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,803,442)	(11,780,155)
TOTAL STOCKHOLDERS' DEFICIT	(430,642)	(407,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,670	$6,578

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended
	March 31,
	2011	2010
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	4,000	4,000
General and administrative	708	66,225
Total operating expenses	4,708	70,225

Loss from operations	$(4,708)	$(70,225)

Other income (expense)
Interest expense	(18,580)	(4,057)

Total other income (expense)	(18,580)	(4,057)

Net Loss before Income Tax	(23,288)	(74,282)
Income Tax	-	-

NET LOSS	$(23,288)	$(74,282)

Basic and diluted loss
per common share	$(0.07)	$(0.23)

Weighted average common
shares outstanding	323,483	323,483

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,288)	$(74,282)
Preferred stock issued for service	-	100
Debt discount accretion	8,430	-
Changes in operating assets and liabilities:
Other receivable decrease (increase)	-	2,643
Prepaid expense decrease (increase)	-	45,250
Accounts payable increase	799	19,027
Accrued expenses and interest increase	10,151	4,058
NET CASH USED IN OPERATING ACTIVITIES	$(3,908)	$(3,204)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(3,908)	(3,204)
CASH BALANCES
Beginning of period	6,578	3,565
End of period	$2,670	$361

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$-	$181,000

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.
Notes to the Condensed Financial Statements
At March 31, 2011
(Unaudited)

GENERAL

The accompanying interim un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2011 the company had convertible notes payable and its accrued interest of $309,010 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

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

No income tax benefit (expense) was recognized for the three months ended March, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $11 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

LEASE AGREEMENT, OTHER COMMITTMENTS – RELATED PARTY

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleases office space on a month-to-month basis for a monthly lease fee of $100.00. The Lease Agreement may be terminated by any party for any reason with ten (10) days written notice.  Marc S. Applbaum, Esq. is the Company’s President and Director.

In prior years, the Company had obtained certain management and administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is a former president, for a fee of $5,000 per month.  As of March 31, 2011, the Company had unpaid management fee $75,000 and no payments have been made to them.

RELATED PARTY TRANSACTIONS - CONVERTIBLE NOTE

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

Notes payable consists of the following:
	At	At
	March 31, 2011	December 31, 2010
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	181,000
5% Convertible note due May 2011	16,860	16,860
Less: Principal Payments	-	-
Add: Accrued Interest	44,270	34,119
Less: Discount on Convertible Note	(4,215)	(12,645)
Carrying Value of Notes	$321,972	$303,391
Less: Current portion	(321,972)	(303,391)
Long term portion of notes payable	$-	$-

PREFERRED STOCK

Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

COMMON STOCK

Common stock, $0.001 par value: 4,999,000,000 shares authorized. 1,554,623,483 shares issued and 323,483 shares outstanding

DERIVATIVE INSTRUMENTS

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, US GAAP requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  The established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. US GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

-
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

-
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

-
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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

RESULTS OF OPERATIONS

Revenues

	Three months ended March 31

	2011	2010

Total Sales	$0	$0

We had no revenues for the three months ending March 31, 2011 or for the three months ending March 31, 2010.

Operating Expenses

	Three months ended March 31

	2011	2010

Operating Expense	$ 4,708	$ 70,225

Total costs and expenses of $4,708 for the three months ending March 31, 2011 consisted of $4,000 in professional fees and $708 in other general and administrative expenses. Total costs and expenses of $70.225 for the three months ending March 31, 2010 consisted of $4,000 in professional fees and $66,225 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Three months ended March 31

	2011	2010

Net Profit (Loss)	($23,288)	($74,282)

For the three months ended March 31, 2011, we sustained net losses of $23,288 as compared with net losses of $74,282 for the three months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had total assets of $2,670 and total liabilities of $433,312, resulting in a working capital deficiency of $430,642. The Company had a stockholders' deficit of $430,642 as at March 31, 2011.

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

As of March 31, 2011, we had no full time employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2010 and continue to date.

During our most recently completed fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

See Item 1 Legal Proceedings above.

As disclosed in the Company’s previous filings with the SEC, on November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”). The BMB Note is currently in default.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Convertible Promissory Note issued to Brad M. Bingham, Esq. on November 17, 2010 filed as an exhibit to the Company’s Form 10-Q filed on November 18, 2010.

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-12(a)/15d-14(a) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 11, 2011, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer