Form 10-K/A
period 2010-12-31
COCONNECT INC
filed 2011-08-12
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No 1.

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-26533

___________________________

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1133 6th Ave. San Diego, California 92101 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(760) 804-8844

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

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

As of August 12, 2011, there were 1,554,623,483 shares of our common stock outstanding.

Documents Incorporated by Reference:

None

COCONNECT, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amended Form 10-K (“Amended Report”) of CoConnect, Inc. for the period ended December 31, 2010, amends and restates our originally filed Form 10-K which was originally filed on March 29, 2011(the “Previous Report”).

This Amended Report is being filed for the purpose of restating certain amounts in Item 7, Management’s Discussion, Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and, Item 9A, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Report as Exhibits 31.1 and 32.1.

The Company’s 2010 financial statements included in the Original Report, as amended, were prepared reflecting a debt discount with respect to the historical accounting associated with the beneficial conversion feature related to a convertible debenture issued in November 2010 and its subsequent expense accretion.  The Company’s management reviewed this interpretation and upon the recommendation of its independent registered auditors, determined that the underlying stock value of the convertible note holds little to no monetary value at the moment and as a result the beneficial conversion features would not be recognized.  The effect of correcting the error has been recorded in the applicable restated periods.

This restatement reduces net loss for the year ended 2010 by $4,215, and eliminates a debt discount amount represented on the balance sheet in the amount of $12,645 at December 31, 2010.

These restatements relate to non-cash entries in the 2010 financial statements including the statement of cash flows by a change in debt discount accretion.

The adjustments made as a result of the Restatement are specifically discussed in this Amended Report in Note 2Restated Financial Statements, of the Notes to Financial Statements.

This Amended Report provides disclosure as at December 31, 2010, and does not, and is not intended to, reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above. Accordingly, this Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events. Such reports include, among other things, the events described in the company’s current reports on Form 8-K, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report. Contemporaneously with the Amended Report, the Company will file an amended Form 10-Q for the period ended March 31, 2011.

CoConnect, Inc.

Annual Report on Form 10-K

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

2010	Low	High
First Quarter	0.10	1.01
Second Quarter	0.10	0.89
Third Quarter	0.15	.015
Fourth Quarter	0.02	0.15

2009[1]	Low	High
First Quarter	$0.30	$1004.00
Second Quarter	0.31	0.60
Third Quarter	0.20	0.60
Fourth Quarter	0.08	0.60

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the statements of operations for the year ended December 31, 2010 (the “Original Report Date”), the statement of cash flows for the same period and the balance sheet as of December 31, 2010. For a more detailed description of the restatement, see Note  2. Restated Financial Statements. This report, accordingly, speaks as of the Original Report Date and does not update, or intend to update, other Company information or disclosure since such time.  This entire amended Report, and this Management Discussion and Analysis of Financial Condition and Results of Operations, accordingly, does not contain current information about the Company and should only be viewed or considered in conjunction with the more recent reports and information filed by the Company from time to time after the Original Report Date

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included in this report.  This report contains “forward-looking statements” that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Net Profit (Loss)

	Year Ended December 31
	2010	2009
Net Profit (Loss)	($266,625)	($54,325)

For the year ended December 31, 2010, we sustained net losses of $266,625 as compared with net losses of $54,325 for the year ended December 31, 2009.

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

Liquidity and Capital Resources

At December 31, 2010, the Company had assets of $6,578 comprised of $6,578 in cash. There were liabilities of $426,577 comprised of $35,541 in accounts payable, $75,000 in related party payables and $316,036 in notes payable. Current assets of $6,578 and current liabilities of $426,577 resulted in a working capital deficiency of $419,999. The Company reported total stockholders’ deficit of $419,999 at December 31, 2010.

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

PLS CPA, A Professional Corp.

t 4725 Mercury Street #210 t SAN DIEGO t CALIFORNIA 92111t

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 29, 2010 (except as to Notes 2 and 5 which are as August 12, 2011)

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

COCONNECT, INC
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(restated)
ASSETS
Current assets
Cash	$6,578	$3,565
Prepaid expenses	-	158,375
Other receivable - related party	-	2,643
Total current assets	6,578	164,583

TOTAL ASSETS	$6,578	$164,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,541	$35,373
Related party payable	75,000	196,000
Convertible notes payable and accrued interest, related party - default	299,071	86,684
Convertible notes payable and accrued interest, related party	16,965	-
Total current liabilities	426,577	318,057

TOTAL LIABILITIES	426,577	318,057

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively.	100	-
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,323,483 and 323,483 shares issued and 323,483 and 323,483 shares
outstanding as of December 31, 2010 and December 31, 2009, respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,775,939)	(11,509,314)
TOTAL STOCKHOLDERS' DEFICIT	(419,999)	(153,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,578	$164,583

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2010	2009
	(restated)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	8,500	8,666
General and administrative	226,633	43,032
Total operating expenses	235,133	51,698

Loss from operations	$(235,133)	$(51,698)

Other income (expense)
Interest expense	(31,492)	(2,627)

Total other income (expense)	(31,492)	(2,627)

Net Loss before Income Tax	(266,625)	(54,325)
Income Tax	-	-

NET LOSS	$(266,625)	$(54,325)

Basic and diluted loss
per common share	$(0.82)	$(0.32)

Weighted average common
shares outstanding	323,483	170,516

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From December 31, 2008 through December 31, 2010 (restated)

	Preferred Stock		Common Stock		Common Stock Escrow		Additional			Total
		Par		Par		Par	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2008	-	$ -	133,915	$ 134	$ -	$ -	11,350,707	$ -	(11,454,989)	$ (104,149)

Adjust of reverse split floor	-	-	22,902	23	-	-	(23)			-

Issuance of stock in exchange
of cash and receivable	-	-	166,666	167	-	-	74,833	(70,000)		5,000

Net Loss for the year ended
December 31, 2009	-	-	-	-	-	-	-		(54,325)	(54,325)
Balance December 31, 2009	-	$ -	323,483	$ 323	$ -	$ -	$ 11,425,517	$ (70,000)	$ (11,509,314)	$ (153,473)

Preferred Stock issuance in
exchange of services	100,000	100	-	-	-	-	-	-	-	100

Net Loss for the year ended
December 31, 2010	-	-	-	-	-	-	-	-	(266,625)	(266,625)
Balance December 31, 2010	100,000	$ 100	323,483	$ 323	$ -	$ -	$ 11,425,517	$ (70,000)	$ (11,775,939)	$ (419,999)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2010	2009
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(266,625)	$(54,325)
Preferred stock issued for service	100	-
Changes in operating assets and liabilities:
Other receivable decrease (increase)	2,642	(2,643)
Prepaid expense decrease (increase)	158,375	(158,375)
Accounts payable increase	60,168	209,948
Accrued expenses and interest increase	31,493	2,627
NET CASH USED IN OPERATING ACTIVITIES	$(13,847)	$(2,768)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,000
Proceeds from issuance of convertible note	16,860	1,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	$16,860	$6,333
NET CHANGE IN CASH	3,013	3,565
CASH BALANCES
Beginning of period	3,565	-
End of period	$6,578	$3,565

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$187,860	$27,724
Preferred Stock issued for service	$100	$-

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

Note 2 -

Restated Financial Statements

The Company’s financial statements for the year ended December 31, 2010 have been restated to remove a debt discount amount of $12,645 and its prior expense accretion in the amount for the amount $4,215.   The Restatement was due to an error resulting from the Company’s failure to properly calculate a beneficial conversion feature and its related accretion in such financial statements.  Management reviewed the underlying guidance related to the debt issuance and upon the recommendation of its independent registered auditors, determined that the underlying stock value of the convertible note holds little to no monetary value at the moment and as a result the beneficial conversion features would not be recognized.  The effect of correcting the error has been recorded in the applicable restated periods.

The following summarized financial statements compare of the Company’s original and restated financial statements.

BALANCE SHEETS

	December 31,	December 31,
	2010	2010
	(restated)	(original)
ASSETS
Current assets
Cash	$6,578	$6,578
Prepaid expenses	-	-
Other receivable - related party	-	-
Total current assets	6,578	6,578

TOTAL ASSETS	$6,578	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,541	$35,541
Related party payable	75,000	75,000
Convertible notes payable and accrued interest, related party - default	299,071	299,071
Convertible notes payable and accrued interest, related party	16,965	4,320
Total current liabilities	426,577	413,932

TOTAL LIABILITIES	426,577	413,932

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,323,483 and 323,483 shares issued and 323,483 and 323,483 shares
outstanding as of December 31, 2010 and December 31, 2009, respectively.	323	323
Additional paid-in capital	11,425,517	11,442,377
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,775,939)	(11,780,155)
TOTAL STOCKHOLDERS' DEFICIT	(419,999)	(407,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,578	$6,578

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2010	2010
	(restated)	(original)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	8,500	8,500
General and administrative	226,633	226,633
Total operating expenses	235,133	235,133

Loss from operations	$(235,133)	$(235,133)

Other income (expense)
Interest expense	(31,492)	(35,708)

Total other income (expense)	(31,492)	(35,708)

Net Loss before Income Tax	(266,625)	(270,840)
Income Tax	-	-

NET LOSS	$(266,625)	$(270,840)

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2010	2010
	(restated)	(original)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(266,625)	$(270,840)
Preferred stock issued for service	100	100
Debt discount accretion	-	4,215
Changes in operating assets and liabilities:
Other receivable decrease (increase)	2,642	2,642
Prepaid expense decrease (increase)	158,375	158,375
Accounts payable increase	60,168	60,168
Accrued expenses and interest increase	31,493	31,493
NET CASH USED IN OPERATING ACTIVITIES	$(13,847)	$(13,847)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	16,860	16,860
NET CASH PROVIDED BY FINANCING ACTIVITIES	$16,860	$16,860
NET CHANGE IN CASH	3,013	3,013
CASH BALANCES
Beginning of period	3,565	3,565
End of period	$6,578	$6,578

Note 3 - Summary of Significant Accounting Policies

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

The components of income tax expense are as follows at December 31, 2010 and December 30, 2009:

	December 31,	December 31,
	2010	2009
Federal taxes	$-	$-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(87,652)	(10,735)
Taxes	-	-
Change in Valuation Allowance	87,652	10,735
Income Tax Expense	$-	$-

Net deferred tax assets (liabilities) consist of the following components:

	December 31,	December 31,
	2009	2008

Operating loss carryforwards	$4,003,819	3,894,696
Valuation allowance	(4,003,819)	(3,894,696)
Net deferred tax assets (liabilities)	$-	-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

	December 31,	December 31,
	2010	2009
	(restated)

Numerator – (loss)	$(266,625)	(54,325)
Denominator – weighted average
number of shares outstanding	323,483	170,516
Loss per share	$(0.82)	$(0.32)

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

In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. This guidance changes the criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. Under the revised guidance, the selling price for each deliverable in a multiple-deliverable arrangement will, in order of preference and when available, be based on vendor specific objective evidence, third party evidence, or estimated selling price. The revised guidance prescribes that an estimated selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The revised guidance also significantly expands the disclosures related to multiple-deliverable arrangements, and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance by the Company did not have a material impact on the Company's financial statements.

 In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. The amended standards require an enterprise to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis is performed in order to identify the primary beneficiary of the variable interest entity as being the enterprise that has certain characteristics described in the amended standards. The amended standards, in addition to other requirements, require an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's financial performance, and mandates ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. These amended standards are effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim financial statements within those fiscal years. The Company is currently evaluating the impact, if any, this guidance will have on its financial statements.

Note 4 -

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

Note 5 -

Convertible Debentures, Related Party

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.  .

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

Notes payable consisted of the following:

	At
	December 31, 2010	At December 31,
	(restated)	2009
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	-
5% Convertible note May 2011	16,860	-
Less: Principal Payments	-	-
Add: Accrued Interest	34,119	-
Carrying Value of Notes	$316,036	$84,057
Less: Current portion	(316,036)	-
Long term portion of notes payable	$-	$-

Note 6 – Commitments - Related Party

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

For the year ended December 31, 2010, Noctua Fund Manager, LLC paid $12,615 to cover professional fees and certain general and administrative expenses of the Company. As of August 15, 2009, there is $27,724 due to related parties. On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with Noctua Fund Manager, LLC.  The debt settlement is described in detail within Note 4.

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

Note 7 – Common Stock

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

Note 8 – Preferred Stock

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

Note 9 – Legal Matters

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

In addition to those weakness, management concluded the Company did not have an effectively-designed control in operation over the accounting for, presentation of and disclosure of proper expense recognition to prevent or detect on a timely basis material misstatements, specifically with respect to the Company’s treatment of a convertible note issuance that had improperly included a beneficial conversion feature calculation in the Company’s balance sheets.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note 2. Restated Financial Statements to the Notes to Financial Statements.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of December 31, 2010, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Position
Bradly Bingham	Director, Chief Executive Officer, Chief Financial Officer and Secretary
Marc S. Applbaum	Directorand President

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

Date: August 12, 2011

By: /s/ Brad M. Bingham, Esq.

Brad M. Bingham, Esq.

Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011

By: /s/ Brad M. Bingham, Esq.

Brad M. Bingham, Esq.

Interim Chief Executive Officer and Director