Form 10-Q/A
period 2011-03-31
COCONNECT INC
filed 2011-08-12
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No 1.

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       .

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

Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2011, there were 1,554,623,483 shares of our common stock outstanding.

COCONNECT, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amended Form 10-Q (“Amended Report”) of CoConnect, Inc. for the period ended March 31, 2011, amends and restates our originally filed Form 10-Q which was originally filed on May 11, 2011(the “Previous Report”).

This Amended Report is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Report as Exhibits 31.1 and 32.1.

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

This restatement reduces net loss for the three months ended in 2011 by $8,430, and eliminates a debt discount amount represented on the balance sheet in the amount of $4,215 at March 31, 2011.

These restatements relate to non-cash entries in the 2011 financial statements including the statement of cash flows by a change in debt discount accretion.

The adjustments made as a result of the Restatement are specifically discussed in this Amended Report in Note  “Restated Financial Statements”, of the Notes to Condensed Financial Statements.

This Amended Report provides disclosure as at March 31, 2011, and does not, and is not intended to, reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above. Accordingly, this Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events. Such reports include, among other things, the events described in the company’s current reports on Form 8-K, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report. Contemporaneously with the Amended Report, the Company will file an amended Form 10-K for the year ended December 31, 2010.

PART I

ITEM 1.

FINANCIAL STATEMENTS

PLS CPA, A Professional Corp.

t 4725 Mercury Street #210t SAN DIEGO t CALIFORNIA 92111t

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

May 9, 2011 (except as to Notes “Restated Financial Statements” and” Related Party Transactions-Convertible Note” which are as of August 12, 2011)

San Diego, California

92111

Registered with the Public Company Accounting Oversight Board

COCONNECT, INC
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(restated)
	(unaudited)
ASSETS
Current assets
Cash	$2,670	$6,578
Total current assets	2,670	6,578

TOTAL ASSETS	$2,670	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$36,340	$35,541
Related party payable	75,000	75,000
Convertible notes payable and accrued interest, related party - default	309,010	299,071
Convertible notes payable and accrued interest, related party	17,177	16,965
Total current liabilities	437,527	426,577

TOTAL LIABILITIES	437,527	426,577

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,623,483 shares issued and 323,483 shares
outstanding as of March 31, 2011 and December 31, 2010, respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,790,797)	(11,775,939)
TOTAL STOCKHOLDERS' DEFICIT	(434,857)	(419,999)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,670	$6,578

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2011	2010
	(restated)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	4,000	4,000
General and administrative	708	66,225
Total operating expenses	4,708	70,225

Loss from operations	$(4,708)	$(70,225)

Other income (expense)
Interest expense	(10,150)	(4,057)

Total other income (expense)	(10,150)	(4,057)

Net Loss before Income Tax	(14,858)	(74,282)
Income Tax	-	-

NET LOSS	$(14,858)	$(74,282)

Basic and diluted loss
per common share	$(0.05)	$(0.23)

Weighted average common
shares outstanding	323,483	323,483

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended
	March 31,
	2011	2010
	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,858)	$(74,282)
Preferred stock issued for service	-	100
Changes in operating assets and liabilities:
Other receivable decrease (increase)	-	2,643
Prepaid expense decrease (increase)	-	45,250
Accounts payable increase	799	19,027
Accrued expenses and interest increase	10,151	4,058
NET CASH USED IN OPERATING ACTIVITIES	$(3,908)	$(3,204)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(3,908)	(3,204)
CASH BALANCES
Beginning of period	6,578	3,565
End of period	$2,670	$361

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$-	$181,000

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

RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the period ended March 31, 2011 have been restated to remove a debt discount amount of $4,215 and its prior expense accretion in the amount for the amount $8,430.   The Restatement was due to an error resulting from the Company’s failure to properly calculate a beneficial conversion feature and its related accretion in such financial statements. Management reviewed the underlying guidance related to the debt issuance and upon the recommendation of its independent registered auditors, determined that the underlying stock value of the convertible note holds little to no monetary value at the moment and as a result the beneficial conversion features would not be recognized.  The effect of correcting the error has been recorded in the applicable restated periods.

The following summarized financial statements compare of the Company’s original and restated financial statements.

COCONNECT, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	March 31,
	2011	2011
	(restated)	(original)
ASSETS
Current assets
Cash	$2,670	$2,670
Total current assets	2,670	2,670

TOTAL ASSETS	$2,670	$2,670

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$36,340	$36,340
Related party payable	75,000	75,000
Convertible notes payable and accrued interest, related party - default	309,010	309,010
Convertible notes payable and accrued interest, related party	17,177	12,962
Total current liabilities	437,527	433,312

TOTAL LIABILITIES	437,527	433,312

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 and 0 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value
1,554,623,483 shares issued and 323,483 shares
outstanding as of March 31, 2011 and December 31, 2010, respectively.	323	323
Additional paid-in capital	11,425,517	11,442,377
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,790,797)	(11,803,442)
TOTAL STOCKHOLDERS' DEFICIT	(434,857)	(430,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,670	$2,670

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2011	2011
	(restated)	(original)
Revenues
Sales	$-	$-
Total revenues	-	-

Expenses
Professional fees	4,000	4,000
General and administrative	708	708
Total operating expenses	4,708	4,708

Loss from operations	$(4,708)	$(4,708)

Other income (expense)
Interest expense	(10,150)	(18,580)

Total other income (expense)	(10,150)	(18,580)

Net Loss before Income Tax	(14,858)	(23,288)
Income Tax	-	-

NET LOSS	$(14,858)	$(23,288)

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2011	2011
	(restated)	(original)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,858)	$(23,288)
Debt discount accretion	-	8,430
Changes in operating assets and liabilities:
Accounts payable increase	799	799
Accrued expenses and interest increase	10,151	10,151
NET CASH USED IN OPERATING ACTIVITIES	$(3,908)	$(3,908)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(3,908)	(3,908)
CASH BALANCES
Beginning of period	6,578	6,578
End of period	$2,670	$2,670

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

Notes payable consists of the following:

	At	At
	March 31, 2011	December 31, 2010
	(restated)
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	181,000
5% Convertible note due May 2011	16,860	16,860
Less: Principal Payments	-	-
Add: Accrued Interest	44,270	34,119
Less: Discount on Convertible Note	-	-
Carrying Value of Notes	$326,187	$316,036
Less: Current portion	(326,187)	(316,036)
Long term portion of notes payable	$-	$-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed statements of operations for the three months ended March 31, 2011 (the “Original Report Date”), the condensed statement of cash flows for the same period and the balance sheet as of March 31, 2011. For a more detailed description of the restatement, see Note  Restated Financial Statements. This report, accordingly, speaks as of the Original Report Date and does not update, or intend to update, other Company information or disclosure since such time.  This entire amended Report, and this Management Discussion and Analysis of Financial Condition and Results of Operations, accordingly, does not contain current information about the Company and should only be viewed or considered in conjunction with the more recent reports and information filed by the Company from time to time after the Original Report Date

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Net Profit (Loss)

	Three months ended March 31
	2011	2010

Net Profit (Loss)	($14,858)	($74,282)

For the three months ended March 31, 2011, we sustained net losses of $14,858 as compared with net losses of $74,282 for the three months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had total assets of $2,670 and total liabilities of $437,527, resulting in a working capital deficiency of $434,857. The Company had a stockholders' deficit of $434,857 as at March 31, 2011.

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

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note Restated Financial Statements to the Notes to Condensed Financial Statements, and “Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference.

10.1	Convertible Promissory Note issued to Brad M. Bingham, Esq. on November 17, 2010 filed as an exhibit to the Company’s Form 10-Q filed on November 18, 2010.

14.1	CoConnect, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on June 19, 2005 and incorporated herein by reference

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-12(a)/15d-14(a) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 12, 2011, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer