Form 10-Q
period 2011-06-30
COCONNECT INC
filed 2011-08-22
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

1,500,323,483 common shares outstanding, $0.001 par value, as of August 22, 2011

PART I

ITEM 1.

FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@plscpas.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Coconnect, Inc.

We have reviewed the accompanying condensed balance sheets of Coconnect, Inc. as of June 30, 2011, and the related condensed statements of operations, and cash flows for the six months ended June 30, 2011 and 2010. These condensed financial statements are the responsibility of the Company’s management.

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 22, 2011

San Diego, CA 92111

COCONNECT, INC
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash	$506	$6,578
Total current assets	506	6,578

TOTAL ASSETS	$506	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$36,140	$35,541
Related party payable	75,000	75,000
Convertible notes payable and accrued interest, related parties - default	336,337	316,036
Total current liabilities	447,477	426,577

TOTAL LIABILITIES	447,477	426,577

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 and 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 1,554,623,483 shares issued and 323,483 shares outstanding as of June 30, 2011 and December 31, 2010, respectively.	323	323
Additional paid-in capital	11,425,517	11,425,517
Subscription receivable	(70,000)	(70,000)
Deficit accumulated	(11,802,911)	(11,775,939)
TOTAL STOCKHOLDERS' DEFICIT	(446,971)	(419,999)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$506	$6,578

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Professional fees	1,500	1,500	5,500	5,500
General and administrative	464	60,328	1,172	126,533
Total operating expenses	1,964	61,828	6,672	132,033

Loss from operations	$(1,964)	$(61,828)	$(6,672)	$(132,033)

Other income (expense)
Interest expense	(10,151)	(8,582)	(20,301)	(12,639)
Total other income (expense)	(10,151)	(8,582)	(20,301)	(12,639)

Net loss before income tax	(12,115)	(70,410)	(26,973)	(144,672)
Income tax	-	-	-	-

NET LOSS	$(12,115)	$(70,410)	$(26,973)	$(144,672)

Basic and diluted loss per common share	$(0.04)	$(0.22)	$(0.08)	$(0.45)

Weighted average common shares outstanding	323,483	323,483	323,483	323,483

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,973)	$(144,692)
Preferred stock issued for service	-	100
Changes in operating assets and liabilities:
Other receivable decrease	-	2,643
Prepaid expense increase	-	90,500
Accounts payable increase	599	35,527
Accrued expenses and interest increase	20,302	12,639
NET CASH USED IN OPERATING ACTIVITIES	$(6,072)	$(3,283)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH FROM FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(6,072)	(3,283)
CASH BALANCES
Beginning of period	6,578	3,565
End of period	$506	$282

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$-	$181,000

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Condensed Financial Statements

At June 30, 2011

(Unaudited)

BASIS OF PRESENTATION

The accompanying interim un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.  As of June 30, 2011 the company had convertible notes payable and accrued interest of $336,337 that were in default status, due to an inability to make required payments.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

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

No income tax benefit (expense) was recognized for the six months ended June 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $11 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

LEASE AGREEMENT, OTHER COMMITMENTS – RELATED PARTY

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleases office space on a month-to-month basis for a monthly lease fee of $100. The Lease Agreement may be terminated by any party for any reason with ten (10) days written notice.  Marc S. Applbaum, Esq. is the Company’s President and Director.  At June 30, 2011 the Company owed $600 to the Law Offices of Marc S. Applbaum and has made no payments during the six months ended June 30, 2011.

In prior years, the Company had obtained certain management and administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc from Noctua Fund Manager, LLC, an entity indirectly controlled by Mark L. Baum, Esq., who is a former president, for a fee of $5,000 per month.  As of June 30, 2011, the Company had unpaid management fee $75,000 and no payments have been made to them during the six months ended June 30, 2011.

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

On November 17, 2010, the Company issued its Chief Executive Officer, Brad M. Bingham, Esq., a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.    Due to non payment, this note is currently in default.

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

Notes payable consists of the following:

	At	At
	June 30, 2011	December 31, 2010
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	181,000
5% Convertible note May 2011	16,860	16,860
Less: Principal Payments	-	-
Add: Accrued Interest	54,420	34,119
Carrying Value of Notes	$336,337	$316,036
Less: Current portion	(336,337)	(316,036)
Long term portion of notes payable	$-	$-

PREFERRED STOCK

Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

COMMON STOCK

Common stock, $0.001 par value: 4,999,000,000 shares authorized. 1,554,623,483 shares issued and 323,483 shares outstanding

DERIVATIVE INSTRUMENTS

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, US GAAP requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  The established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. We use a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

RESULTS OF OPERATIONS

Revenues

	Six months ended June 30
	2011	2010
Total Sales	$0	$0

We had no revenues for the six months ending June 30, 2011 or for the six months ending June 30, 2010.

Operating Expenses

	Six months ended June 30
	2011	2010
Operating Expense	$6,672	$132,033

Total costs and expenses of $6,672 for the six months ending June 30, 2011 consisted of $1,500 in professional fees and $464 in other general and administrative expenses. Total costs and expenses of $132,033 for the six months ending June 30, 2010 consisted of $5,500 in professional fees and $126,533 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Six months ended June 30
	2011	2010
Net Profit (Loss)	($26,973)	($144,672)

For the six months ended June 30, 2011, we sustained net losses of $26,973 as compared with net losses of $144,672 for the six months ended June 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had total assets of $506 and total liabilities of $447,477, resulting in a working capital deficiency of $446,971. The Company had a stockholders' deficit of $446,971 as at June 30, 2011.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of June 30, 2011, we had no full time employees.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2010 and continue to date.

During our most recently completed fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 22, 2011, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Brad M. Bingham, Esq. By: Brad M. Bingham, Esq. Its: Interim Chief Executive Officer and Principal Accounting Officer