Form 10-Q
period 2011-09-30
COCONNECT INC
filed 2011-10-28
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

   X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

       .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada	25 East 200 South	63-1205304
(State or other jurisdiction	Lehi, Utah 84043	(IRS Employer
of Incorporation)	(Address of principal executive offices)	Identification Number)

801-592-3000
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

2,750,000 common shares outstanding, $0.001 par value, as of October 28, 2011

PART I

ITEM 1.

FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@plscpas.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

CoConnect, Inc.

We have reviewed the accompanying condensed balance sheets of CoConnect, Inc. as of September 30, 2011, and the related condensed statements of operations, and cash flows for the nine months ended September 30, 2011 and 2010. These condensed financial statements are the responsibility of the Company’s management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in Note 1 to condensed financial statements.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

PLS, CPA A Professional Corp.

October 28, 2011

San Diego, California

COCONNECT, INC
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$51	$6,578
Total current assets	51	6,578

TOTAL ASSETS	$51	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$37,040	$35,541
Related party payable	-	75,000
Convertible notes payable and accrued interest, related parties	-	316,036
Total current liabilities	37,040	426,577

TOTAL LIABILITIES	37,040	426,577

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 and 323,483 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	2,750	323
Additional paid-in capital	11,775,477	11,425,517
Subscription receivable	-	(70,000)
Deficit accumulated	(11,815,316)	(11,775,939)
TOTAL STOCKHOLDERS' DEFICIT	(36,989)	(419,999)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51	$6,578

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Professional fees	1,500	1,500	7,000	7,000
General and administrative	755	60,338	1,927	186,891
Total operating expenses	2,255	61,838	8,927	193,891

Loss from operations	$(2,255)	$(61,838)	$(8,927)	$(193,891)

Other income (expense)
Interest expense	(10,149)	(8,808)	(30,450)	(21,447)
Total other income (expense)	(10,149)	(8,808)	(30,450)	(21,447)

Net loss before income tax	(12,404)	(70,646)	(39,377)	(215,338)
Income tax	-	-	-	-

NET LOSS	$(12,404)	$(70,646)	$(39,377)	$(215,338)

Basic and diluted loss per common share	$(0.04)	$(0.22)	$(0.12)	$(0.67)

Weighted average common shares outstanding	323,483	323,483	323,483	323,483

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(39,377)	$(215,338)
Preferred stock issued for service	-	100
Changes in operating assets and liabilities:
Other receivable decrease	-	2,643
Prepaid expense increase	-	135,750
Accounts payable increase	(2,400)	52,028
Accrued expenses and interest increase	(30,450)	21,447
NET CASH USED IN OPERATING ACTIVITIES	$(6,527)	$(3,370)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH FROM FINANCING ACTIVITIES	$-	$-
NET CHANGE IN CASH	(6,527)	(3,370)
CASH BALANCES
Beginning of period	6,578	3,565
End of period	$51	$195

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$-	$181,000
Preferred stock issued for service	$-	$100
Common stock issuable in debt settlement	$422,388	$-
Subscription receivable offset with debt	$70,000	$-

The accompanying unaudited notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Condensed Financial Statements

At September 30, 2011

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. Because of the recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2011 the company had an excess of $37,040 in liabilities over assets and an inability to make required payments. The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt, issuance of common stock and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and long-lived asset depreciation and amortization, and potential impairment.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $11 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At September 30, 2011 there was no common stock equivalents issued.

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

NOTE 2.  LEASE AGREEMENT, OTHER COMMITTMENTS – RELATED PARTY

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleases office space on a month-to-month basis for a monthly lease fee of $100. Marc S. Applbaum, Esq., is the Company’s former President and currently a Director.  The Lease Agreement was terminated on September 30, 2011.  At September 30, 2011 the Company owed a total of $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock and a release of all claims.  No other payments were made during the nine months ended September 30, 2011.

In prior years, the Company had obtained certain management and administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures and other services, from Noctua Fund Manager, LLC (“NFM”), for a fee of $5,000 per month.  On September 30, 2011, NFM assigned all amounts due to it from the Company to a third party non-affiliate named BCGU, LLC (the “BCGU”) and the Company approved of the assignment (the “Assignment”).  Concurrent with the Assignment, BCGU agreed to settle the $75,000 due related to the management fee along with three convertibles notes with principal balances totaling $208,724, accrued interest totaling $47,285, and 100,000 shares of Series A preferred stock, in exchange for the issuance of 100,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) and 1,721,845 common shares of the Company (see Note 3. and Note 5. for more detail).

Following the assignment, BCGU became a principal owner of the Company, owning more than a 10% voting interest.

NOTE 3.  RELATED PARTY TRANSACTIONS - CONVERTIBLE NOTES AND SETTLEMENT

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

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, Noctua Fund, LP.  Noctua Fund, LP is managed by NFM.   As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.

On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes were both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date there was no determinable stock price.  Therefore there is no beneficial conversion feature that applies to this debenture.  On September 30, 2011, the Company agreed to assign the notes to a third party purchaser RVCA Partners, LLC (“RVCA”).  RVCA and the Company, agreed to settle amounts due related to the notes $56,333 and their accrued interest $16,547for a total of 682,172 common shares of the Company and termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009 that had been assigned to RVCA.

RVCA is principal owner of the Company, owning more than a 10% voting interest.

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with NFM.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.   These notes were part of a debt settlement further described below.

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with NFM. The NFM Agreement is designed to assist the company enter into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant assisted the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.

On September 30, 2011, NFM assigned all amounts due to it from the Company to BCGU and the Company approved of the assignment (the “BCGU Assignment”).  Concurrent with the Assignment, the Company and BCGU agreed to settle amounts due related to the three convertibles notes with principal balances totaling $208,724 (described in the immediately preceding two paragraphs), accrued interest totaling $47,285, debt related to unpaid management fees $75,000, and 100,000 shares of Series A preferred stock, in exchange for the issuance of 100,000 shares of Series B Preferred Stock and 1,721,845 common shares of the Company.  54,300,000 common shares issued into escrow were returned to treasury as part of the agreement (see Note 2.and Note 5. for more detail regarding this debt settlement).

Following the BCGU Assignment, BCGU became a principal owner of the Company, owning more than a 10% voting interest.

On November 17, 2010, the Company issued, Brad M. Bingham, Esq., a Director and former interim CEO, a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the BMB Note agreement date, there was no determinable stock price and limited trading activity.  Therefore there is no beneficial conversion feature that applies to this debenture.

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

On September 30, 2011, the Company and Mr. Bingham agreed to settle amounts due related to the BMB Note with principal balance of $16,860, and accrued interest totaling $738, in exchange of the issuance of 20,000 common shares.  1,500,000,000 common shares issued per the Security Agreement have been returned to treasury as a part of the agreement.  All other transactions with Mr. Bingham described in the prior two paragraphs were mutually terminated.

Notes payable consists of the following:

	At	At
	September 30, 2011	December 31, 2010
5% convertible notes due Nov. 2009	$-	$84,057
12% convertible note due Sept. 2010	-	181,000
5% Convertible note May 2011	-	16,860
Less: Principal Payments	-	-
Add: Accrued Interest	-	34,119
Carrying Value of Notes	$-	$316,036
Less: Current portion	-	(316,036)
Long term portion of notes payable	$-	$-

NOTE 4.  PREFERRED STOCK

At September 30, 2011 preferred stock of the Company consisted of: $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

At September 30, 2011, the Company agreed to issue 100,000 shares of Series B Preferred Stock and 1,721,845 common shares to BCGU, a related party, in exchange for the settlement of convertible notes with principal balances totaling $208,724, accrued interest totaling $47,285, debt related to unpaid management fees $75,000, and retirement of 100,000 shares of Series A preferred stock.

NOTE 5.  COMMON STOCK

At September 30, 2011 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

At September 30, 2011, the Company agreed to issue 1,721,845 common shares and 100,000 shares of Series B Preferred Stock to BCGU, a related party, in exchange for the settlement of convertibles notes with principal balances totaling $208,724, accrued interest totaling $47,285, debt related to unpaid management fees $75,000, and retirement of 100,000 shares of Series A preferred stock. 54,300,000 common shares issued into escrow were returned to treasury as part of the agreement.

On September 30, 2011, the Company agreed to issue 682,172 common shares to RVCA, a related party, in exchange for the settlement of convertible notes with principal balances totaling $56,333, their accrued interest totaling $16,547 and the termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009.

On September 30, 2011, the Company and Mr. Bingham agreed to the settlement of amounts due related to a  convertible note with principal balance of $16,860, and accrued interest totaling $738, in exchange of the issuance of 20,000 common shares.  1,500,000,000 common shares issued per the Security Agreement have been returned to treasury as a part of the agreement.

At September 30, 2011 the Company owed $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock.

NOTE 6.  LEGAL MATTERS

Certain convertible promissory notes (the “Notes”) issued to several noteholders (the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. On October 26, 2010, the Noteholders filed a complaint against the Company arising from the unpaid Notes (the “Claims”). As of September 30, 2011 the complaint was dismissed without prejudice and all claims and disputes related to the litigation were amicably and privately resolved out of court.  There are no known pending or threatened claims.

Furthermore, related to debt settlement agreements discussed throughout this document, as of September 30, 2011, the Company is no longer indebted to Noctua Fund, LP, NFM, Mr. Bingham, BCGU, RVCA the Law Offices of Marc S. Applbaum and Marc Applbaum individually.

NOTE 7.  SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

On October 21, 2011, Mr. Marc Applbaum, Esq. resigned from his position as President of the Company. Mr. Applbaum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On October 21, 2011, Mr. Brad M. Bingham, Esq. resigned from his position as Chief Executive Officer of the Company. Mr. Bingham’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following their resignation, on October 21, 2011, the Company’s Board of Directors appointed Mr. Robert K. Bench as the Company’s President and Director. The Company and Mr. Bench currently maintain no material plan, contract or arrangement relating to Mr. Bench’s positions with the Company or related compensation.

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

OVERVIEW AND PLAN OF OPERATION

Our previous business model focused on the exploration of VoIP technology. VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. We are no longer pursuing the VoIP Technology business, management is of the belief that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We have several acquisitions in mind and are investigating the candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

RECENT DEVELOPMENTS

Settlement of Debt owed to Noctua Fund, LP and Common Stock Subscription Receivable

A $55,000 0% convertible debenture was issued on October 25, 2007.  The note was payable on the first day of the month, beginning on November 1, 2007 and ending on February 1, 2008, the amount of $13,750 per month.  At the time of this note was issued it was convertible into common stock at $0.09.  This note was later purchased from the third party it was originally issued to by a related party, Noctua Fund, LP.  Noctua Fund, LP is managed by NFM.   As of August 15, 2009 no payments had been made and as a result of nonpayment this convertible debenture was in default.

On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes were both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  On September 30, 2011, the Company agreed to the notes assignment to a third party purchaser RVCA Partners, LLC (“RVCA”).  RVCA and the Company, agreed to settle amounts due related to the notes $56,333 and their accrued interest $16,547 for a total of 682,172 common shares of the Company and termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009.

RVCA is principal owner of the Company, owning more than a 10% voting interest.

Settlement of Debt owed to Noctua Fund Manager, LLC

On August 15, 2009 the Company issued two convertible notes both in the amount of $13,862 with interest accruing at 5% of the principal balance.  The notes were issued as part of a debt settlement agreement with NFM.  These notes are due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date, there was no determinable stock price.  Therefore there is no beneficial conversion feature that applies to this debenture.   These notes were part of a debt settlement further described below.

On November 15, 2009 the Company entered into an Advisory Services Agreement (the “NFM Agreement”) with NFM. The NFM Agreement is designed to assist the company enter into an agreement to acquire and manage new assets and/or a business (“Transaction”).  The Consultant assisted the company in several areas, including: locating qualified management and board member candidates, locating target transaction candidates, and any strategic planning in the event of a Transaction.  Pursuant to the terms of the NFM Agreement, on March 15, 2010, the Company issued NFM a 12% secured convertible promissory note in the principal amount of $181,000 (the “NFM Note”). The note matures and is due 180 days following its issuance.  Pursuant to the terms of the NFM Agreement and the NFM Note, concurrently with the issuance of the NFM Note, the Company entered into an escrow agreement (the “NFM Escrow Agreement”) whereby 54,300,000 shares of the Company’s common stock were to be issued into escrow for the potential conversion of the NFM Note. In addition, the Company was required to designate and issue 100,000 shares, $0.001 par value, of Series Preferred A Stock to NFM. At the time of the note agreement date, there was no determinable stock price and limited trading activity, therefore there is no beneficial conversion feature that applies to this debenture.

On September 30, 2011, NFM assigned all amounts due to it from the Company to BCGU and the Company approved of the assignment (the “Assignment”).  Concurrent with the Assignment, the Company and BCGU agreed to settle amounts due related to the three convertibles notes with principal balances totaling $208,724 (described in the immediately preceding two paragraphs), accrued interest totaling $47,285, debt related to unpaid management fees $75,000, and 100,000 shares of Series A preferred stock, in exchange for the issuance of 100,000 shares of Series B Preferred Stock and 1,721,845 common shares of the Company.  54,300,000 shares issued into escrow were returned to treasury as part of the agreement.

BCGU is principal owner of the Company, owning more than a 10% voting interest.

Settlement of Debt owed to Brad Bingham

On November 17, 2010, the Company issued, Brad M. Bingham, Esq., a Director and former interim CEO, a convertible promissory note in the amount of $16,860 (the “BMB Note”). The BMB Note represents: (i) $6,860.00 previously advanced by Mr. Bingham on behalf of the Company and maintained on the Company’s books and records previously filed with the SEC; and (ii) an additional $10,000 cash advance to the Company by Mr. Bingham. The BMB Note is due and payable on May 17, 2011, maintains an interest rate of 5% and is convertible into 1,500,000,000 shares of the Company’s restricted common stock (the “Conversion Shares”); provided however, such conversion rights are not applicable until 45 days following the issuance of the BMB Note. At the time of the BMB Note agreement date, there was no determinable stock price and limited trading activity.  Therefore there is no beneficial conversion feature that applies to this debenture.

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

On September 30, 2011, the Company and Mr. Bingham agreed to settle amounts due related to the BMB Note with principal balance of $16,860, and accrued interest totaling $738, in exchange of the issuance of 20,000 common shares.  1,500,000,000 common shares issued per the Security Agreement have been returned to treasury as a part of the agreement.  All other transactions with Mr. Bingham described in the prior two paragraphs were mutually terminated.

Settlement of Debt owed to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleased office space on a month-to-month basis for a monthly lease fee of $100. Marc S. Applbaum, Esq., is the Company’s former President and currently a Director.  The Lease Agreement was terminated on September 30, 2011.  At September 30, 2011 the Company owed $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock as well as release of all claims.  No other payments were made during the nine months ended September 30, 2011

Certificate of Designation – Series B Preferred Stock

On October 26, 2011 the Company filed a Certificate of Designation with the Nevada Secretary of State designating the Series B Preferred Stock.  The Series B Preferred Stock does not have specific liquidation or mandatory dividend rights, but does grant the holder thereof certain voting rights, with each share’s vote determined by multiplying (a) the number of shares of Series B Preferred Stock held by such holder, and (b) 49,990, thus granting the Series B Preferred Stock holders effective control of the Company.  In addition, the Series B Preferred Stock contains protective provisions that require affirmative consent of all of the Series B Preferred Stock holders for any action to: (i) amend, alter or repeal any provision of the Articles of Incorporation, this Certificate of Designation or Bylaws of the Corporation; (ii) designate any new class of Preferred Stock or sell or issue any additional shares of Preferred Stock other than the Series B Preferred Stock; (iii) issue any shares of Common Stock that would result in the Company’s number of shares of Common Stock issued and outstanding exceeding Thirty Six Million (36,000,000) shares; and (iv) initiate any action with a regulatory, governmental, administrative, judicial entity or individual in an attempt to abrogate or diminish in any way the rights, preferences and privileges of these Series B Preferred Stock.

Changes in Management

On October 21, 2011, Mr. Marc Applbaum, Esq. resigned from his position as President of the Company. Mr. Applbaum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On October 21, 2011, Mr. Brad M. Bingham, Esq. resigned from his position as Chief Executive Officer of the Company. Mr. Bingham’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following their resignation, on October 21, 2011, the Company’s Board of Directors appointed Mr. Robert K. Bench as the Company’s President and Director. The Company and Mr. Bench currently maintain no material plan, contract or arrangement relating to Mr. Bench’s positions with the Company or related compensation.

RESULTS OF OPERATIONS

Revenues

	Nine months ended September 30
	2011	2010

Total Sales	$0	$0

We had no revenues for the nine months ended September 30, 2011 or for the nine months ended September 30, 2010.

Operating Expenses

	Nine months ended September 30
	2011	2010

Operating Expense	$8,927	$193,891

Total costs and expenses of $8,927 for the nine months ended September 30, 2011 consisted of $7,000 in professional fees and $1,927 in other general and administrative expenses. Total costs and expenses of $193,891 for the nine months ended September 30, 2010 consisted of $7,000 in professional fees and $186,891 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Nine months ended September 30
	2011	2010

Net Profit (Loss)	($39,377)	($215,338)

For the nine months ended September 30, 2011, we sustained net losses of $39,377 as compared with net losses of $215,338 for the nine months ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had total assets of $51 and total liabilities of $37,040, resulting in a working capital deficiency of $36,989. The Company had a stockholders' deficit of $36,989 at September 30, 2011.

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

As of September 30, 2011 the company had an excess of $37,040 in liabilities over assets and an inability to make required payments.  These liabilities include a total amount of $34,040 in accounts payable amounts that are in excess of four years old.  The Company does not deem these liabilities as collectible by its creditors.  The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial obligations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt, issuance of common stock and the sale of the Company’s common stock.  The Company believes that the issuance of debt and the sale of the Company’s common stock will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of September 30, 2011, we had no full time employees.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2010 and continue to date.

During our most recently completed fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At September 30, 2011, we do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.

LEGAL PROCEEDINGS

Certain convertible promissory notes (the “Notes”) issued to several noteholders (the “Noteholders”) in the total principal amount of $84,057 went into default due to nonpayment. Following default, the Company received demands from the Noteholders for the repayment of all principal and interest due thereunder. Following such default, the Noteholders agreed to waive the default and payment of all principal and interest due and payable under the Notes. Pursuant to the terms of such waiver, (i) the default interest rate under the Notes was to remain in effect and accrue until full repayment of the Notes, and (ii) the maturity date of the Notes was extended to March 10, 2010. On March 10, 2010, the Company was unable to repay the amounts due and owing under the Notes and, as such, the notes went into and remain unpaid and in default status. On October 26, 2010, the Noteholders filed a complaint against the Company arising from the unpaid Notes (the “Claims”). As of September 30, 2011 the complaint was dismissed without prejudice and all claims and disputes related to the litigation were amicably and privately resolved out of court.  There are no known pending or threatened claims.

Furthermore, related to debt settlement agreements discussed throughout this document, as of September 30, 2011, the Company is no longer indebted to Noctua Fund, LP, NFM, Mr. Bingham, BCGU, RVCA the Law Offices of Marc S. Applbaum and Marc Applbaum individually.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At September 30, 2011, the Company agreed to issue 1,721,845 common shares and 100,000 shares of Series B Preferred Stock to BCGU, a related party, in exchange for the settlement of convertibles notes with principal balances totaling $208,724, accrued interest totaling $47,285, debt related to unpaid management fees $75,000, and retirement of 100,000 shares of Series A preferred stock.

On September 30, 2011, the Company agreed to issue 682,172 common shares to RVCA, a related party, in exchange for the settlement of convertible notes with principal balances totaling $56,333, their accrued interest totaling $47,285 and the termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009..

On September 30, 2011, the Company and Mr. Bingham agreed to the settlement of amounts due related to a  convertible note with principal balance of $16,860, and accrued interest totaling $738, in exchange of the issuance of 20,000 common shares.  1,500,000,000 common shares issued per the Security Agreement have been returned to treasury as a part of the agreement.

At September 30, 2011 the Company owed $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock.

The foregoing transactions were exempt from the registration of the Securities Act in that they were not transactions involving any public offering.   All securities issued were restricted in nature and nom public solicitation or offer was made and all offerees were accredited investors and had a preexisting relationship with the Company or its management

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on May 5, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on May 20, 2010

3(i).3	Certificate of Designation designating the Company’s Series B Preferred Stock

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB12G filed on July 29, 1999 and incorporated herein by reference

10.1	Convertible Promissory Note issued to Brad M. Bingham, Esq. on November 17, 2010 and filed as an exhibit to the Company’s Form 10-Q filed on November 18, 2010

10.2	Settlement Agreement with BCGU, LLC and the Company dated September 30, 2011

10.3	Settlement Agreement with RVCA Partners, LLC and the Company dated September 30, 2011

10.4	Settlement Agreement with Brad Bingham, Esq. and the Company dated September 30, 2011

10.5	Settlement Agreement with Marc Applbaum, Esq. and the Company dated September 30, 2011

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-12(a)/15d-14(a) Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on October 28, 2011, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Robert K Bench By: Robert K. Bench Its: President