Form 10-K
period 2011-12-31
COCONNECT INC
filed 2012-04-16
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-26533

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 East 200 South Lehi, Utah 84043
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(801) 592-3000

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

As of June 30, 2011 approximately 323,483 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the second fiscal quarter, was approximately $8,625 based on the average high and low price of $0.055 for the registrant’s common stock as quoted on the OTC Markets Pink Sheets on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of April 16, 2012, there were 2,850,000 shares of our common stock issued and outstanding.

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

Personnel

As of December 31, 2011, we had no employees other than our officers and directors.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property.  We receive mail at 25 East 200 South Lehi, Utah 84043.

Item 3. Legal Proceedings

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

Furthermore, related to debt settlement agreements discussed throughout this document, as of December 31, 2011, the Company is no longer indebted to Noctua Fund, LP, NFM, Mr. Bingham, BCGU, RVCA, the Law Offices of Marc S. Applbaum and Marc Applbaum individually.

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

2011	Low	High
First Quarter	0.20	0.22
Second Quarter	0.06	0.22
Third Quarter	0.06	0.15
Fourth Quarter	0.06	0.61

2010	Low	High
First Quarter	$0.10	$1.01
Second Quarter	0.10	0.89
Third Quarter	0.15	0.15
Fourth Quarter	0.02	0.15

On April 12, 2012 the closing quotation for our common stock was $0.51 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of April 13, 2012 was 4,687, which does not include shareholders whose stock is held through securities position listings.

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

On September 30, 2011, the Company agreed to issue 682,172 common shares to RVCA, a related party, in exchange for the settlement of convertible notes with principal balances totaling $56,333, their accrued interest totaling $16,548 and the termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009.

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

During the year ended December 31, 2011, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

Recent Developments

Change in Management and Directors

On April 8, 2012, Mr. Marc Applbaum, Esq. resigned from his position as Director of the Company. Mr. Applbaum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 8, 2012, Mr. Robert K. Bench resigned from his position as President and Director of the Company. Mr. Bench’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following their resignation, on April 8, 2012, the Company’s Board of Directors appointed Mr. Mark L. Baum, Esq. as the Company’s Principal Executive Officer and Director. The Company and Mr. Baum currently maintain no material plan, contract or arrangement relating to Mr. Baum’s positions with the Company or related compensation.

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how results and trends might change in the future. Although we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Stock-Based Compensation.  All share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows Financial Accounting Standards Board (“FASB”) guidance.  As such, the value of the applicable stock-based compensation is periodically remeasured and income or expense is recognized during the vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable equity instruments issued for future consulting services as prepaid consulting fees in our consolidated balance sheets.

Tax Liabilities.  As part of the process of preparing our financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Results of Operations

Revenues

	Year Ended December 31
	2011	2010

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2011 or for the year ended December 31, 2010.

Operating Expenses

	Year Ended December 31
	2011	2010
Operating Expense	$60,651	$235,133

Total costs and expenses of $60,651 for the year ended December 31, 2011 consisted of $8,500 in professional fees, $0 in depreciation expense and $52,151 in general and administrative expenses.

Total costs and expenses of $235,133 for the year ended December 31, 2010 consisted of $8,500 in professional fees, $0 in depreciation expense and $226,633 in general and administrative expenses.

Net Profit (Loss)

	Year Ended December 31
	2011	2010
Net Profit (Loss)	($91,102)	($266,625)

For the year ended December 31, 2011, we sustained net losses of $91,102 as compared with net losses of $266,625 for the year ended December 31, 2010.

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

Liquidity and Capital Resources

At December 31, 2011, the Company had assets of $209,948 comprised of $209,948 in cash. There were liabilities of $250,517 comprised of $40,540 in accounts payable, and $209,997 in other payables. Current assets of $209,948 and current liabilities of $250,517 resulted in a working capital deficiency of $40,569. The Company reported total stockholders’ deficit of $40,569 at December 31, 2011.

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

PLS CPA, A PROFESSIONAL CORPORATION

t4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (A Development Stage “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

April 16, 2011

San Diego, CA. 92111

COCONNECT, INC
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$209,948	$6,578
Total current assets	209,948	6,578

TOTAL ASSETS	$209,948	$6,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$40,540	$35,541
Other payables	209,977	-
Related party payable	-	75,000
Convertible notes payable and accrued interest, related parties	-	316,036
Total current liabilities	250,517	426,577

TOTAL LIABILITIES	250,517	426,577

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010.	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 and 323,483 shares issued and outstanding as of December 31, 2011 and December 31, 2010.	2,750	323
Additional paid-in capital	11,823,622	11,425,517
Subscription receivable	-	(70,000)
Deficit accumulated	(11,867,041)	(11,775,939)
TOTAL STOCKHOLDERS' DEFICIT	(40,569)	(419,999)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,948	$6,578

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2011	2010
Expenses
Professional fees	$8,500	$8,500
General and administrative	52,151	226,633
Total operating expenses	60,651	235,133

Loss from operations	$(60,651)	$(235,133)

Other income (expense)
Interest expense	(30,451)	(31,492)
Total other income (expense)	(30,451)	(31,492)

Net loss before income tax	(91,102)	(266,625)
Income tax	-	-

NET LOSS	$(91,102)	$(266,625)

Basic and diluted loss per common share	$(0.10)	$(0.82)

Weighted average common shares outstanding	935,098	323,483

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF STOCKHOLDERS' DEFICIT
From December 31, 2009 through December 31, 2011

	Preferred Stock		Common Stock		Additional			Total
		Par		Par	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2009	-	$ -	323,483	$323	$11,425,517	$ (70,000)	$ (11,509,314)	$ (153,473)

Preferred Stock issuance in exchange of services	100,000	100			-	-	-	100

Net Loss for the year ended December 31, 2010	-	-	-	-	-		(266,625)	(266,625)
Balance December 31, 2010	100,000	100	323,483	323	11,425,517	(70,000)	(11,775,939)	(419,999)

Exchange of notes and debt in exchange for common shares	-	-	1,721,845	1,722	329,287	-	-	331,009

Exchange of notes and subscription receivable in exchange for common shares	-	-	682,172	682	2,199	70,000	-	72,881

Exchange of notes in exchange for common shares	-	-	20,000	20	17,578	-	-	17,598

Common shares issued for payment of accounts payable	-	-	2,500	3	898	-	-	900

Warrants issued in exchange for services provided	-	-	-	-	48,144	-	-	48,144

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(91,102)	(91,102)
Balance December 31, 2011	100,000	$ 100	2,750,000	$2,750	$11,823,622	$ -	$ (11,867,041)	$ (40,569)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC
STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(91,102)	$(266,625)
Preferred stock issued for service	-	100
Warrants issued for services	48,144	-
Changes in operating assets and liabilities:
Other receivable decrease	-	2,642
Prepaid expense increase	-	158,375
Accounts payable increase	5,900	60,168
Accrued expenses and interest increase	30,451	31,493
NET CASH USED IN OPERATING ACTIVITIES	$(6,607)	$(13,847)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	-	16,860
Proceeds from cash advances	209,977	-
NET CASH FROM FINANCING ACTIVITIES	$209,977	$16,860
NET CHANGE IN CASH	203,370	3,013
CASH BALANCES
Beginning of period	6,578	3,565
End of period	$209,948	$6,578

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Convertible notes issued as a debt settlement	$-	$187,860
Common stock issued in debt settlement	$422,388	$-
Warrants issued as payment for services	$48,144	$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Financial Statements

For the years ended December 31, 2011 and 2010

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the

United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and long-lived asset depreciation and amortization, and potential impairment.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At December 31, 2011, there were no uninsured deposits.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2011 and 2010, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2011 and 2010, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2011 and 2010. We are subject to taxation in the United States and California.

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2011 and 2010 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 31% and 34% in 2011 and 2010 as compared to the company’s effective tax rate is summarized as follows:

	for the year ended	for the year ended
	December 31,	December 31,
	2011	2010
Federal taxes	$(28,264)	$(62,936)
State taxes	(7,971)	(24,716)
Taxes	-	-
Change in Valuation Allowance	36,236	87,652
Income Tax Expense	$-	$-

At December 31, 2011 and 2010, the Company had deferred tax assets of $4,040,055 and $4,003,819, respectively.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.  Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010
NOL Carryforward	$4,040,055	$4,003,819
Valuation Allowance	(4,040,055)	(4,003,819)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by approximately $36,236 and $87,652 in 2011 and 2010, respectively.

 As of December 31, 2011, the Company had federal and California net operating loss carryforwards of approximately $12 million. The federal and California tax loss carry forwards will begin to expire in 2025 and 2020, respectively, unless previously utilized.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties at December 31, 2011 and 2010, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011 and 2010. The Company’s tax years for 2010 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2005-2011.

Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is a total of $0 and $316,036 in convertible notes and accrued interest outstanding at December 31, 2011 and 2010, respectively, which are convertible into 0 and 1,529,907,108 shares of common stock, respectively, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	for the year ended	for the year ended
	December 31,	December 31,
	2011	2010

Numerator – (loss)	$(91,102)	$(266,625)
Denominator – weighted avg.
number of shares outstanding	935,098	323,483
Loss per share – basic and diluted	$(0.10)	$(0.82)

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and accrued expenses, approximate their market values as of December 31, 2011 and December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common  Fair Value Measurement and Disclosure Requirements in U.S. GAAP and  IFRSs.  The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its consolidated financial statements.

Note 3 - Other Payables

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs.  At December 31, 2011 we had raised $209,977 and have recorded these cash receipts as other payables on the Balance Sheets.  The Company is in the process of creating financing documentation (“Financing Offer”) related to these payables and once finalized will roll these amounts into a bridge promissory note and/or future share issuances that are consistent with our Financing Offer, of which the terms have not been finalized.  It is possible that the Company will not raise required funds to close on our capital raising effort, if this occurs, the Company will return any amounts remaining to the prospective investors on a pro-rata basis.

Note 4 -

Convertible Debentures, Related Party, Converted

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

On August 15, 2009 the Company entered into a note exchange with Noctua Fund, LP.  The $55,000 0% convertible debenture was cancelled, and in exchange Noctua Fund, LP was issued two new convertible notes and guaranteed a future payment of $1,333 to help pay future Company expenses.  The two notes issued are both in the amounts of $28,167 with interest accruing at 5% of the principal balance.  The notes were both due on November 15, 2009 and are convertible into the Company’s common stock at $.01 per share.  At the time of the note agreement date there was no determinable stock price.  Therefore there is no beneficial conversion feature that applies to this debenture.  On September 30, 2011, the Company agreed to assign the notes to a third party purchaser RVCA Partners, LLC (“RVCA”).  RVCA and the Company, agreed to settle amounts due related to the notes $56,333 and their accrued interest $16,548for a total of 682,172 common shares of the Company and termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009 that had been assigned to RVCA.

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

Notes payable consists of the following:

	At	At
	December 31, 2011	December 31, 2010
5% convertible notes due Nov. 2009	$84,057	$84,057
12% convertible note due Sept. 2010	181,000	181,000
5% Convertible note May 2011	16,860	16,860
Less: Principal Payments	(281,917)	-
Add: Accrued Interest	-	34,119
Carrying Value of Notes	$-	$316,036
Less: Current portion	-	(316,036)
Long term portion of notes payable	$-	$-

Note 5 – Commitments - Related Party

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleases office space on a month-to-month basis for a monthly lease fee of $100. Marc S. Applbaum, Esq., is the Company’s former President and currently a Director.  The Lease Agreement was terminated on September 30, 2011.  At September 30, 2011 the Company owed a total of $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock and a release of all claims.  No other payments were made during the year ended December 31, 2011.

In prior years, the Company had obtained certain management and administrative services, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures and other services, from Noctua Fund Manager, LLC (“NFM”), for a fee of $5,000 per month.  On September 30, 2011, NFM assigned all amounts due to it from the Company to a third party non-affiliate named BCGU, LLC (the “BCGU”) and the Company approved of the assignment (the “Assignment”).  Concurrent with the Assignment, BCGU agreed to settle the $75,000 due related to the management fee along with three convertibles notes with principal balances totaling $208,724, accrued interest totaling $47,285, and 100,000 shares of Series A preferred stock, in exchange for the issuance of 100,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) and 1,721,845 common shares of the Company (see Note 4. and Note 6. for more detail).

Following the assignment, BCGU became a principal owner of the Company, owning more than a 10% voting interest.

At December 31, 2011 and 2010, the Company did not have any future minimum lease payments for the next 5 years.

Note 6 – Common Stock

As of December 31, 2011, Common stock, $0.001 par value: 4,999,000,000 shares authorized. 2,750,000 shares issued and outstanding

During March 2010, pursuant to the terms of the NFM Agreement, the Company agreed to issue 54,300,000 shares of common stock into escrow.  The shares are to be held in the Company’s name for the benefit of NFM.  During May of 2010 these shares were issued.

During November 2010, the Company entered into a security agreement (the “Security Agreement”) with our former CEO, Mr. Bingham. Pursuant to the terms of the Security Agreement, Mr. Bingham was issued the 1,500,000,000 conversion shares which are to be held as security and collateral against either the repayment or conversion of the his convertible note (“BMB Note”).  Although the Conversion Shares are issued in Mr. Bingham’s name and held as security and collateral against the payment of the BMB Note, the Conversion Shares may not be sold, pledged, transferred or hypothecated by Mr. Bingham unless and until he elects to convert the BMB Note pursuant to its terms and conditions into the Conversion Shares, or unless agreed upon in writing by the Company. In addition, following the issuance of the Conversion Shares as security pursuant to the Security Agreement and prior to the conversion of the BMB Note into the Conversion Shares, if any, in the event of a Company shareholder vote, the Conversion Shares held as collateral shall be voted with the majority vote of any such shareholder vote and action and Mr. Bingham has granted an irrevocable proxy to the Company to vote the Conversion Shares as such. A copy of the Security Agreement has been attached hereto as an exhibit and incorporated herein by reference.

At December 31, 2011 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

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

On September 30, 2011, the Company agreed to issue 682,172 common shares to RVCA, a related party, in exchange for the settlement of convertible notes with principal balances totaling $56,333, their accrued interest totaling $16,548 and the termination of a $70,000 subscription receivable due to the Company related to a share purchase agreement dated December 2, 2009.

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

Note 7 – Preferred Stock

As of December 31, 2011, Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

Pursuant to the terms of the NFM Agreement, 100,000 shares of Preferred Series A stock were to be issued to NFM on March 15, 2010. These shares were retired on September 30, 2011.

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

Note 8 – Warrants- Related Party

65,000 warrants were issued to Brad Bingham, our director, and 15,000 warrants were issued to Dave Hunt, the managing member of RVCA, a principal owner of the Company, during the year ended December 31, 2011, for services provided.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of .24% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 345% and (4) zero expected dividends.

The following summarizes stock purchase warrants as of December 31, 2011 and 2010:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date

Fourth quarter fiscal 2011	80,000	$0.50	1.97	80,000	$0.50	12/19/2013
Total at December 31, 2011	80,000	$0.50		80,000	$0.50

The following summarizes the changes in warrants outstanding for the years ended December 31, 2011 and 2010:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	80,000	0.50
Outstanding December 31, 2011	80,000	$0.50

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

Furthermore, related to debt settlement agreements discussed throughout this document, as of December 31, 2011, the Company is no longer indebted to Noctua Fund, LP, NFM, Mr. Bingham, BCGU, RVCA the Law Offices of Marc S. Applbaum and Marc Applbaum individually.

Note 10 – Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

As of April 2012, the Company had returned $209,977 to prospective investors (see Note 3), and no further amounts have been raised.

On January 20, 2012, the Company issued 100,000 shares of common stock to a law firm for professional services provided, valued at $61,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 19, 2011, the Company’s Board of Directors made the decision to dismiss our former accounting firm, PLS, CPA. The decision to dismiss was based solely upon the Company’s preference of accounting firms and was approved by the Company’s Board of Directors as the Company has no audit or similar committee. Following the dismissal of PLS, CPA, we retained the firm of Hansen, Barnett & Maxwell, PC to audit our financial statements for the year ending December 31, 2011 and review all interim period financial statements going forward. Such change in accountants was approved by the Company’s Board of Directors. At no time prior to our retention of Hansen, Barnett & Maxwell, PC did we, or anyone on our behalf, consult with Hansen, Barnett & Maxwell, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

PLS, CPA audited our Form 10-K for the year ending December 31, 2010 and reviewed our Form 10-Qs for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011. None of the aforementioned audits or reviews contained adverse opinions or a disclaimer of opinion nor were qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the periods up to the date of resignation as described herein, there were no other disagreements between PLS, CPA and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, nor any advisement of reportable events that, if not resolved to the satisfaction of PLS, CPA would have caused PLS, CPA to make reference to the subject matter of the disagreement or reportable events in connection with its reports on our financial statements for such periods.

On April 5, 2012, the Board of Directors made the decision to dismiss our former accounting firm, Hansen, Barnett & Maxwell, PC. The decision to dismiss was based upon the Company’s preference of accounting firms and the timing of filing the upcoming Form 10-K for the year ending December 31, 2011and was approved by the Company’s Board of Directors as the Company has no audit or similar committee. Following the dismissal of Hansen, Barnett & Maxwell, PC, we retained the our prior auditing firm of PLS, CPA to audit our financial statements for the year ending December 31, 2011 and review all interim period financial statements going forward. Such change in accountants was approved by the Company’s Board of Directors. At no time prior to our retention of PLS, CPA did we, or anyone on our behalf, consult with PLS, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

Hansen, Barnett & Maxwell, PC was retained for a short period of time beginning on December 19, 2011 through the date of this filing and has not provided any audit or review services for the Company to date. PLS, CPA was the Company’s previous auditor before the engagement of Hansen, Barnett & Maxwell, PC, and PLS, CPA audited our Form 10-K for the year ending December 31, 2010 and reviewed our Form 10-Qs for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011. None of the aforementioned audits or reviews contained adverse opinions or a disclaimer of opinion nor were qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the prior engagement of Hansen, Barnett & Maxwell, PC up to the date of dismissal as described herein, there were no disagreements between Hansen, Barnett & Maxwell, PC and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, nor any advisement of reportable events that, if not resolved to the satisfaction of Hansen, Barnett & Maxwell, PC would have caused Hansen, Barnett & Maxwell, PC to make reference to the subject matter of the disagreement or reportable events in connection with a report on our financial statements for such periods.

Item 9A.   Controls and Procedures

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2011, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2011 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of December 31, 2011, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Mark L. Baum, Esq.	39	Director, Principal Executive Officer

Bradly Bingham	34	Director, Former Chief Executive Officer, Chief Financial Officer and Secretary

Robert K. Bench	62	Former President and Director

Marc S. Applbaum		Former President and Director

Mark L. Baum, Esq., Principal Executive Officer and Director

Mark L. Baum, Esq. is a 39 year old executive with more than 15 years’ experience in financing, operating and advising small capitalization publicly traded enterprises, with a particular focus on restructured or reorganized businesses. As a manager of capital, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. As a securities attorney, Mr. Baum has focused his practice on US securities laws, reporting requirements and public company finance-related issues that affect small capitalization public companies. Mr. Baum has actively participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, asset acquisitions and divestitures. In additional to his fund management and legal experience, Mr. Baum has operational experience in the following industries: life science and diagnostics, closed door pharmacies, cleaner and renewable energy and retail home furnishings. Mr. Baum has served on numerous boards of directors, including Chembio Diagnostic Systems, Inc., Applied Natural Gas Fuels, Inc., Shrink Nanotechnologies, Inc. and You on Demand, Inc., as well as Boards of Advisors for domestic and international private and public companies. Mr. Baum founded and capitalized the Mark L. Baum Scholarship which has funded tuition grants to college students in Texas. He is a trustee of the Collier de Bleu Trust, based out of San Miguel de Allende, Mexico, which is dedicated to funding educational opportunities for non-English speaking children in and around the greater San Miguel de Allende area. Mr. Baum is a published inventor and a licensed attorney in California and Texas.

Brad M. Bingham, Esq., Director

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

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2011 and 2010.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum	2011	-0-	-0-	-0-	-0-	------	-0-
Chairman, President,	2010	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Brad M. Bingham, Esq.	2011	-0-	-0-	-0-	-0-	------(1)	-0-
Director and Former Chairman, Chief,	2010	-0-	-0-	-0-	-0-	------	-0-
Executive Officer
Chief Financial Officer
and Secretary

Robert K. Bench	2011	-0-	-0-	-0-	-0-	------	-0-
Former Director and President	2010	-0-	-0-	-0-	-0-	------	-0-
Marc S. Applbaum	2011	-0-	-0-	-0-	-0-	------	-0-
Former Director and President	2010	-0-	-0-	-0-	-0-	------	-0-

(1) Mr. Bingham was issued a warrant to purchase 65,000 shares with an exercise price of $0.50 per share, with a 2 year term valued at $39,117.  This was part of a separate consulting agreement with Mr. Bingham following his resignation as CEO.

Option/SAR Grants in Fiscal Year 2011

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of April 13, 2012 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Commission.  If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 13, 2012, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o CoConnect,Inc. 25 East 200 South, Lehi, Utah 84043.

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
Mark Baum	1,721,845 (3)	60.42%
Bradly Bingham	80,000 (1)	2.74%
Marc Applbaum	2,500	*
RVCA Partners, LLC	875,922 (2)	30.57%
BCGU, LLC	1,721,845 (3)	60.42%
All directors, officers and 5% shareholders as a group	2,680,267	91.48%

(1)

Includes 65,000 shares of common stock issuable upon the exercise of warrants.

.

(2)

Includes 15,000 shares of common stock issuable upon the exercise of warrants.

(3)

The Company’s director and Principal Executive Officer Mark L. Baum is a Managing Member of BCGU and Mr. Baum holds ownership interests in BCGU, and may be deemed to have voting and dispositive power over the shares. Mr. Baum individually disclaims beneficial ownership over such shares.

Item 13. Certain Relationships and Related Transactions

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

Settlement of Debt owed to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually

On September 29, 2010, the Company entered into a Lease Agreement with The Law Offices of Marc S. Applbaum. Pursuant to the terms of the Lease Agreement, the Company subleased office space on a month-to-month basis for a monthly lease fee of $100. Marc S. Applbaum, Esq., is the Company’s former President and Director.  The Lease Agreement was terminated on September 30, 2011.  At September 30, 2011 the Company owed $900 to the Law Offices of Marc S. Applbaum and Marc S. Applbaum individually and agreed to settle the amount owed for the issuance of 2,500 shares of common stock as well as release of all claims.  No other payments were made during the nine months ended September 30, 2011

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,500 for fiscal year ended 2011 and $8,500 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2011 and 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2011 and consisted of tax compliance services and $-0- for fiscal year ended 2010 and consisted of tax compliance services.

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

Date: April 16, 2012

By: /s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012

By: /s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.

Principal Executive Officer and Director

Date: April 16, 2012

By: /s/ Brad M. Bingham, Esq.

Brad M. Bingham, Esq.

Director