Form 10-Q
period 2012-03-31
COCONNECT INC
filed 2012-05-22
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada		63-1205304
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
25 East 200 South
Lehi, Utah 84043
(Address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

2,750,000 common shares outstanding, $0.001 par value, as of May 21, 2012

COCONNECT, INC.

PART I

ITEM 1.

FINANCIAL STATEMENTS

COCONNECT, INC

 CONDENSED BALANCE SHEETS

	March 31,
	2012	December 31,
	(unaudited)	2011
ASSETS
Current assets
Cash	$114,453	$209,948
Total current assets	114,453	209,948

TOTAL ASSETS	$114,453	$209,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$45,540	$40,540
Other payables	114,977	209,977
Total current liabilities	160,517	250,517

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 shares issued and outstanding	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,872,536)	(11,867,041)
TOTAL STOCKHOLDERS' DEFICIT	(46,064)	(40,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$114,453	$209,948

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
Expenses
Professional fees	$5,000	$4,000
General and administrative	495	708
Total operating expenses	5,495	4,708

Loss from operations	$(5,495)	$(4,708)

Other income (expense)
Interest expense	-	(10,150)
Total other income (expense)	-	(10,150)

Net loss before income tax	(5,495)	(14,858)
Income tax	-	-

NET LOSS	$(5,495)	$(14,858)

Basic and diluted loss per common share	$(0.00)	$(0.05)

Weighted average common shares outstanding	2,750,000	323,483

COCONNECT, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,495)	$(14,858)
Preferred stock issued for service	-	-
Common stock issued in debt settlement	-	-
Warrants issued for services	-	-
Debt discount accretion	-	-
Changes in operating assets and liabilities:
Other receivable decrease	-	-
Prepaid expense increase	-	-
Accounts payable increase	5,000	799
Accrued expenses and interest increase	-	10,151
NET CASH USED IN OPERATING ACTIVITIES	$(495)	$(3,908)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	-	-
Proceeds from cash advances	(95,000)	-
NET CASH FROM FINANCING ACTIVITIES	$(95,000)	$-
NET CHANGE IN CASH	(95,495)	(3,908)
CASH BALANCES
Beginning of period	209,948	6,578
End of period	$114,453	$2,670

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

COCONNECT, INC.

Notes to the Condensed Financial Statements

At March 31, 2012

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated during the development stage of approximately $11.8 million at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At March 31, 2012, there were no uninsured deposits.

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

Income Taxes

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the three months ended March 31, 2012 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved.  The Company had federal net operating loss carryforwards of approximately $12.0 million.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At March 31, 2012 there was no common stock equivalents issued.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and accrued expenses, approximate their market values as of March 31, 2012 and December 31, 2011.

Recently Adopted Accounting Guidance

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

NOTE 3.  OTHER PAYABLES

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs.  At December 31, 2011 we had raised $209,977 and have recorded these cash receipts as other payables on the Balance Sheets.  The Company is in the process of creating financing documentation (“Financing Offer”) related to these payables and once finalized will roll these amounts into a bridge promissory note and/or future share issuances that are consistent with our Financing Offer, of which the terms have not been finalized.  In March 2012, the Company determined it did not raise the required funds to close on our capital raising effort, and began returning amounts to the prospective investors on a pro-rata basis.  At March 31, 2012, the Company had $114,977 due to these prospective investors, and subsequently returned to them as described in Note 7.

NOTE 4.  PREFERRED STOCK

At March 31, 2012 preferred stock of the Company consisted of: $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

NOTE 5.  COMMON STOCK

At March 31, 2012 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

On January 20, 2012, the Company issued 100,000 shares of common stock to a law firm for professional services provided, valued at $61,000.  Services by the law firm were never performed, as a result these shares were subsequently returned to the Company and retired in its treasury and no expense was recorded.

NOTE 6.  WARRANTS – RELATED PARTY

65,000 warrants were issued to Brad Bingham, our director, and 15,000 warrants were issued to Dave Hunt, the managing member of RVCA, a principal owner of the Company, during the year ended December 31, 2011, for services provided.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of .24% (2) expected warrant life is two years, (3) expected volatility of 345% and (4) zero expected dividends.  These warrants expire on December 19, 2013.

A summary of the activity of the warrants for the three months ended March 31, 2012 is as follows:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	80,000	0.50
Outstanding December 31, 2011	80,000	$0.50
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2012	80,000	$0.50

NOTE 7.  SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

On April 8, 2012, Mr. Marc Applbaum, Esq. resigned from his position as a director of the Company. Mr. Applbaum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 8, 2012, Mr. Robert K. Bench resigned from his position as President and Director of the Company. Mr. Bench’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following their resignations, on April 8, 2012 the Company’s Board of Directors appointed Mr. Mark L. Baum, Esq. as the Company’s Principal Executive Officer and Director. The Company and Mr. Baum currently maintain no material plan, contract or arrangement relating to Mr. Baum’s positions with the Company or related compensation.

As of May 2012, the Company had returned all amounts due to prospective investors (see Note 3), and no further amounts have been raised and are due to them.

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

RECENT DEVELOPMENTS

Changes in Management

On April 8, 2012, Mr. Marc Applbaum, Esq. resigned from his position as a director of the Company. Mr. Applbaum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 8, 2012, Mr. Robert K. Bench resigned from his position as President and Director of the Company. Mr. Bench’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

Immediately following their resignations, on April 8, 2012 the Company’s Board of Directors appointed Mr. Mark L. Baum, Esq. as the Company’s Principal Executive Officer and Director. The Company and Mr. Baum currently maintain no material plan, contract or arrangement relating to Mr. Baum’s positions with the Company or related compensation.

RESULTS OF OPERATIONS

Revenues

	Three months ended March 31
	2012	2011

Total Sales	$0	$0

We had no revenues for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Operating Expenses

	Three months ended March 31,
	2012	2011
Operating Expense	$5,495	$4,708

Total costs and expenses of $5,495 for the three months ended March 31, 2012 consisted of $5,000 in professional fees and $495 in other general and administrative expenses. Total costs and expenses of $4,708 for the three months ended March 31, 2011 consisted of $4,000 in professional fees and $708 in consulting and other general and administrative expenses.

Net Profit (Loss)

	Three months ended March 31,
	2012	2011
Net Profit (Loss)	($5,495)	($14,858)

For the three months ended March 31, 2012, we sustained net losses of $5,495 as compared with net losses of $14,858 for the three months ended March 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had total assets of $114,453 and total liabilities of $160,517, resulting in a working capital deficiency of $46,064. The Company had a stockholders' deficit of $46,064 at March 31, 2012.

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

GOING CONCERN

The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated during the development stage of approximately $11.9 million at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of March 31, 2012, we had no full time employees.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2011 and continue to date.

During our most recently completed fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At March 31, 2012, we do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 20, 2012, the Company issued 100,000 shares of common stock to a law firm for professional services, valued at $61,000.  Services by the law firm were never performed, and as a result these shares were subsequently returned to the Company and retired in its treasury.

The foregoing transactions were exempt from the registration of the Securities Act in that they were not transactions involving any public offering.   All securities issued were restricted in nature and nom public solicitation or offer was made and all offerees were accredited investors and had a preexisting relationship with the Company or its management

ITEM 6.

EXHIBITS

Ex. #	Description

31.1	Rule 13a-12(a)/15d-14(a) Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-12(a)/15d-14(a) Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 21, 2012, by the undersigned, thereunto duly authorized.

COCONNECT, INC. /s/ Mark L. Baum By: Mark L. Baum, Esq. Its: Principal Executive Officer