Form 10-Q
period 2012-06-30
COCONNECT INC
filed 2012-08-20
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada	63-1205304
(State or other jurisdiction	(IRS Employer
of Incorporation)	Identification Number)

25 East 200 South
Lehi, Utah  84043
(Address of principal executive offices)

801-592-3000
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

2,750,000 common shares outstanding, $0.001 par value, as of August 20, 2012

COCONNECT, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

COCONNECT, INC
 CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$966	$209,948
Total current assets	966	209,948

TOTAL ASSETS	$966	$209,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$47,290	$40,540
Other payables	1,660	209,977
Due to shareholders	8,000	-
Total current liabilities	56,950	250,517

TOTAL LIABILITIES	56,950	250,517

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value
2,750,000 shares issued and outstanding as of	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,882,456)	(11,867,041)
TOTAL STOCKHOLDERS' DEFICIT	(55,984)	(40,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$966	$209,948

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Expenses
Professional fees	$1,750	$1,500	$6,750	$5,500
General and administrative	8,170	464	8,665	1,172
Total operating expenses	9,920	1,964	15,415	6,672

Loss from operations	$(9,920)	$(1,964)	$(15,415)	$(6,672)

Other income (expense)
Interest expense	-	(10,151)	-	(20,301)
Total other income (expense)	-	(10,151)	-	(20,301)

Net loss before income tax	(9,920)	(12,115)	(15,415)	(26,973)
Income tax	-	-	-	-

NET LOSS	$(9,920)	$(12,115)	$(15,415)	$(26,973)

Basic and diluted loss
per common share	$(0.00)	$(0.04)	$(0.00)	$(0.08)

Weighted average common
shares outstanding	2,750,000	323,483	2,750,000	323,483

The accompanying notes are an integral part of these condensed financial statements

COCONNECT, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,415)	$(26,973)
Changes in operating assets and liabilities:
Accounts payable increase	6,750	599
Accrued expenses and interest increase	-	20,302
NET CASH USED IN OPERATING ACTIVITIES	$(8,665)	$(6,072)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder cash advances	8,000
Proceeds and payments from cash advances	(208,317)	-
NET CASH FROM FINANCING ACTIVITIES	$(200,317)	$-
NET CHANGE IN CASH	(208,982)	(6,072)
CASH BALANCES
Beginning of period	209,948	6,578
End of period	$966	$506

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.
Notes to the Condensed Financial Statements
At June 30, 2012
(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with  U.S/ generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated during the development stage of approximately $11.9 million at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.  The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner.  In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012.  At June 30, 2012, there were no uninsured deposits.

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

No income tax benefit (expense) was recognized for the six months ended June 30, 2012 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved.  The Company had federal net operating loss carryforwards of approximately $12.0 million.The use of our net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2010.

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At June 30, 2012 there was no common stock equivalents issued.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and due to shareholders, approximate their market values as of June 30, 2012 and December 31, 2011.

NOTE 3.  OTHER PAYABLES

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs.  At December 31, 2011 we had raised $209,977 and have recorded these cash receipts as other payables on the Balance Sheets.  The Company is in the process of creating financing documentation (“Financing Offer”) related to these payables and once finalized will roll these amounts into a bridge promissory note and/or future share issuances that are consistent with our Financing Offer, of which the terms have not been finalized.  In March 2012, the Company determined it did not raise the required funds to close on our capital raising effort, and began returning amounts to the prospective investors on a pro-rata basis.At June 30, 2012, the Company had $1,660 due to these prospective investors.

NOTE 4.  DUE TO SHAREHOLDERS

The Company received cash advances to pay outstanding payables in connection with our SEC reporting obligaitons and annual audit, from shareholders, Dave Hunt and BCGU, LLC in amounts of $2,667 and $5,333, respectively, during the six months ended June 30, 2012.  The Company made no payments to BCGU, LLC or Dave Hunt during the six months ended June 30, 2012, and $8,000 was due to these shareholders at June 30, 2012.

Dave Hunt is the managing member of RVCA, a principal owner of the Company and BCGU, LLC is a principal owner of the Company.

NOTE 5.  PREFERRED STOCK

At June 30, 2012 preferred stock of the Company consisted of: $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

NOTE 6.  COMMON STOCK

At June 30, 2012 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

On January 20, 2012, the Company issued 100,000 shares of common stock to a law firm for professional services provided, valued at $61,000.  Services by the law firm were never performed, as a result these shares were subsequently returned to the Company and retired in its treasury and no expense was recorded.

NOTE 7.  WARRANTS – RELATED PARTY

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

A summary of the activity of the warrants for the six months ended June 30, 2012 is as follows:

Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2010	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	80,000	0.50
Outstanding December 31, 2011	80,000	$0.50
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding June 30, 2012	80,000	$0.50

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensedfinancial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

OVERVIEW AND PLAN OF OPERATION

Our previous business model focused primarily on the exploration of VoIP technology. VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. Management believes the VoIP Technology business, while still a part of our business, will not provide long term value to our sharholders, management is of the belief that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We have several acquisitions in mind and are investigating the candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

RESULTS OF OPERATIONS

Revenues

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Total Sales	$0	$0	$0	$0

We had no revenues for the three and six months ended June 30, 2012and the same periods during the prior year.

Operating Expenses

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Operating Expenses	$9,920	$1,964	$15,415	$6,672

Total costs and expenses of $9,920and $15,415for the three and six months ended June 30, 2012, respectively compared to $1,964 and $6,672 during same periods in the prior year.  The Company incurred $6,750 in professional fees during the six months ended June 30, 2012 and $1,750 in professional fees during the three months ended June 30, 2012.

Net Profit (Loss)

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Net (Loss)	$(9,920)	$(12,115)	$(15,415)	$(26,973)

For the three and six months ended June 30, 2012, we sustained net losses of $9,920 and $15,415 respectively, as compared with net losses of $12,115and $26,973 for the same periods in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had total assets of $966 and total liabilities of $56,950, resulting in a working capital deficiency of $55,984. The Company had a stockholders' deficit of $55,984 at June 30, 2012.

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

GOING CONCERN

The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated during the development stage of approximately $11.9 million at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of June 30, 2012, we had no full time employees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2011 and continue to date.

During our most recently completed fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At June 30, 2012,we do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 20, 2012, by the undersigned, thereunto duly authorized.

COCONNECT, INC.

Date	By:	/s/ Mark L. Baum
By: Mark L. Baum, Esq.
Its: Principal Executive Officer