Form 10-K/A
period 2011-12-31
COCONNECT INC
filed 2012-10-16
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Amendment No. 1

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

As of October 16, 2012, there were 2,750,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None

This Amendment No.1 to our Form 10-K for the year ending December 31, 2011 originally filed on April 16, 2012 is being filed in order to correct and restate the date of the Audit Consent Letter from our auditors included in the original Form 10-K dated April 16, 2011. The date of the Audit Consent Letter should have read April 16, 2012. The mistake in the original Audit Consent Letter was a typographical error and has been amended here to show the proper date of April 6, 2012.

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

On October 16, 2012 the closing quotation for our common stock was $1.01 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company's common stock as of October 16, 2012 was 4,687, which does not include shareholders whose stock is held through securities position listings.

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

As disclosed in our Form 8-K filed on October 12, 2012, on September 30, 2012, Mr. Mark Baum, Esq. resigned from his position as President and Director of the Company. Mr. Baum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On October 11, 2012, Mr. Robert K. Bench was appointed to the positions of President, Chief Financial Officer, Secretary, Treasurer and Director of the Company.

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

April 16, 2012

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

Option/SAR Grants in Fiscal Year 2011

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of October 16, 2012 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Commission.  If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 13, 2012, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o CoConnect,Inc. 25 East 200 South, Lehi, Utah 84043.

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

Date: October 16, 2012

By: /s/ Robert K. Bench ..

Robert K. Bench

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 16, 2012

By: /s/ Robert K. Bench ..

Robert K. Bench

Principal Executive Officer and Director

Date: October 16, 2012

By: /s/ Brad M. Bingham, Esq.

Brad M. Bingham, Esq.

Director