Form 10-K
period 2012-12-31
COCONNECT INC
filed 2014-04-30
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $108,000, based on the closing price of $0.51 for the Registrant’s common stock as quoted on OTC Markets Pink Sheets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the Registrant.

As of April 23, 2014, there were 2,750,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None

CoConnect, Inc.

Annual Report on Form 10-K

PART I

Item 1. Description of Business

Organization

a. Corporate History.

CoConnect, Inc. (formerly known as Advanced Wireless Communications, Inc.) (the “Company”) was incorporated in Alabama in December 1997 to take over the assets of related business involved in reorganizations through bankruptcies. In 1997, we acquired Mobile Limited Liability Company as part of the confirmation by the U.S. Bankruptcy Court for the Northern District of Texas of a Plan of Reorganization of Mobile Limited Liability Company. We acquired all of the assets of Digital Wireless Systems (“DWSI”) on August 6, 2000, as part of the consummation of DWSI’s confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Lack of funding forced us to abandon plans to revive the operations of both companies.

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

On October 5, 2004, we signed a definitive agreement with Heritage Communications, Inc. (“Heritage”) and acquired an exclusive license for the marketing and distribution of products over Heritage’s proprietary high-speed wireless network.

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

Although we are still investigating the profitability of pursuing the VoIP Technology business, management is of the belief that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We have several acquisitions in mind and are investigating the candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology business. Of course, because we have limited resources, the scope and number of suitable candidates to merge with, will be limited accordingly. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we may incur further risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to prove or predict profitability.

Personnel

As of December 31, 2012, we had no employees other than our officers and directors.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property. We receive mail at 25 East 200 South Lehi, Utah 84043.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol “CCON” The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2011	Low	High
First Quarter	$0.20	$0.22
Second Quarter	0.06	0.22
Third Quarter	0.06	0.15
Fourth Quarter	0.06	0.61

2012	Low	High
First Quarter	$0.51	$0.79
Second Quarter	0.51	0.70
Third Quarter	0.53	1.01
Fourth Quarter	0.51	1.10

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

(b) Approximate number of equity security holders

The approximate number of record holders of the Company’s common stock as of April 23, 2014 was 4,687, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans

We currently do not have any stock option or other equity compensation plans.

(e) Recent sales of unregistered securities.

None.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2012, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Immediately following their resignation, on April 8, 2012, the Company’s Board of Directors appointed Mr. Mark L. Baum as the Company’s Principal Executive Officer and Director. The Company and Mr. Baum maintained no material plan, contract or arrangement relating to Mr. Baum’s positions with the Company or related compensation.

On September 30, 2012, Mr. Mark Baum resigned from his position as President and Director of the Company. Mr. Baum’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On October 11, 2012, the Company’s Board of Directors appointed Mr. Robert K. Bench as the Company’s President, Secretary, Treasurer and Director. The Company and Mr. Bench maintained no material plan, contract or arrangement relating to Mr. Bench’s positions with the Company or related compensation.

On January 15, 2013, Mr. Bench resigned from his position as President, Secretary, Treasurer and Director of the Company. Mr. Bench’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On January 22, 2013, the Company’s Board of Directors appointed Mr. Nathan Lord as the Company’s President, Secretary, Treasurer and Director. The Company and Mr. Lord maintained no material plan, contract or arrangement relating to Mr. Lord’s positions with the Company or related compensation.

On May 17, 2013, Mr. Bradly Bingham, Esq. resigned from his position as Director of the Company. Mr. Bingham’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On December 31, 2013, Mr. Lord resigned from his position as President, Secretary, Treasurer and Director of the Company. Mr. Lord’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On December 31, 2013, the Company’s Board of Directors appointed Mr. York Chandler as the Company’s President, Secretary, Treasurer and Director. The Company and Mr. Chandler currently maintain no material plan, contract or arrangement relating to Mr. Chandler’s positions with the Company or related compensation.

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

Results of Operations

Revenues

	Year Ended December 31
	2012	2011
Total Sales	$0	$0

We had no revenues for the year ended December 31, 2012 or for the year ended December 31, 2011.

Operating Expenses

	Year Ended December 31
	2012	2011
Operating Expense	$24,588	$60,651

Total costs and expenses of $24,588 for the year ended December 31, 2012 consisted of $10,500 in professional fees, $0 in depreciation expense and $14,088 in general and administrative expenses.

Total costs and expenses of $60,651 for the year ended December 31, 2011 consisted of $8,500 in professional fees, $0 in depreciation expense and $52,151 in general and administrative expenses.

Net Profit (Loss)

	Year Ended December 31
	2012	2011
Net Profit (Loss)	$(24,588)	$(91,102)

For the year ended December 31, 2012, we sustained net losses of $24,588 as compared with net losses of $91,102 for the year ended December 31, 2011.

No provision for income taxes has been recorded in the accompanying financial statements due to the net losses of the Company. Because of the bankruptcy proceedings and significant changes in ownership of its common stock, the Company has not determined the amount of net operating loss carryforwards that may be available to offset future taxable income of the Company. If there have been substantial changes in the Company’s ownership, as defined in the Internal Revenue Code and related Regulations, there may be substantial annual limitations of the amount of net operating loss carryforwards, which could be utilized by the Company.

Liquidity and Capital Resources

At December 31, 2012, the Company had assets of $70 comprised of $70 in cash. There were liabilities of $65,227 comprised of $50,182 in accounts payable, and $15,045 in other payables and amounts due to shareholders. Current assets of $70 and current liabilities of $65,227 resulted in a working capital deficiency of $65,157. The Company reported total stockholders’ deficit of $65,157 at December 31, 2012.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on attaining profitable operations through business acquisitions, restructuring its financial arrangements, and obtaining additional outside financing as needed.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company’s business; (c) the demand for the Company’s products and services; and (d) other risks detailed in the Company’s Securities and Exchange Commission filings.

This Form 10-K contains and incorporates by reference certain “forward-looking statements” with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company’s financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended, will, should, may, expect, anticipate, estimates, projects” or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company’s actual results could differ materially. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent the Company’s judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

PLS CPA, A PROFESSIONAL CORPORATION

● 4725 MERCURY STREET #210 ● SAN DIEGO ● CALIFORNIA 92111 ●

● TELEPHONE (858)722-5953 ● FAX (858) 761-0341 ● FAX (858) 433-2979

● E-MAIL changgpark@gmail.com ●

To the Board of Directors and Stockholders

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (A Development Stage “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2012 and 2011, and the result of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.
April 30, 2014
San Diego, CA. 92111

COCONNECT, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$70	$209,948
Total current assets	70	209,948

TOTAL ASSETS	$70	$209,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$50,182	$40,540
Other payables	1,660	209,977
Due to shareholders	13,385	-
Total current liabilities	65,227	250,517

TOTAL LIABILITIES	65,227	250,517

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 shares issued and outstanding as of December 31, 2012 and 2011	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,891,629)	(11,867,041)
TOTAL STOCKHOLDERS’ DEFICIT	(65,157)	(40,569)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70	$209,948

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Expenses

Professional fees	$10,500	$8,500
General and administrative	14,088	52,151
Total operating expenses	24,588	60,651

Loss from operations	$(24,588)	$(60,651)

Other income (expense)
Interest expense	-	(30,451)
Total other income (expense)	-	(30,451)

Net loss before income tax	(24,588)	(91,102)
Income tax	-	-

NET LOSS	$(24,588)	$(91,102)

Basic and diluted loss per common share	$(0.01)	$(0.10)

Weighted average common shares outstanding	2,750,000	935,098

The accompanying notes are an integral part of these financial statements

STATEMENTS OF STOCKHOLDERS’ DEFICIT

From December 31, 2010 through December 31, 2012

	Preferred Stock		Common Stock		Additional			Total
		Par		Par	Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2010	100,000	100	323,483	$323	$11,425,517	$(70,000)	$(11,775,939)	$(419,999)

Exchange of notes and debt in exchange for common shares	-	-	1,721,845	1,722	329,287	-	-	331,009

Exchange of notes and subscription receivable in exchange for common shares	-	-	682,172	682	2,199	70,000	-	72,881

Exchange of notes in exchange for common shares	-	-	20,000	20	17,578	-	-	17,598

Common shares issued for payment of accounts payable	-	-	2,500	3	898	-	-	900

Warrants issued in exchange for services provided	-	-	-	-	48,144	-	-	48,144

Net loss for the year ended December 31, 2011	-	-	-	-	-		(91,102)	(91,102)
Balance December 31, 2011	100,000	100	2,750,000	$2,750	$11,823,622	$-	$(11,867,041)	$(40,569)

Net loss for the year ended December 31, 2012	-	-	-	-	-		(24,588)	(24,588)
Balance December 31, 2012	100,000	$100	2,750,000	$2,750	$11,823,622	$-	$(11,891,629)	$(65,157)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,588)	$(91,102)
Warrants issued for services	-	48,144
Changes in operating assets and liabilities:
Accounts payable increase	9,642	5,900
Accrued expenses and interest increase	-	30,451
NET CASH USED IN OPERATING ACTIVITIES	(14,946)	(6,607)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder cash advances	13,385
Proceeds and payments from cash advances	(208,317)	209,977
NET CASH FROM FINANCING ACTIVITIES	(194,932)	209,977
NET CHANGE IN CASH	(209,878)	203,370
CASH BALANCES
Beginning of period	209,948	6,578
End of period	$70	$209,948

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH ACTIVITIES
Common stock issued in debt settlement	$-	$422,388
Warrants issued as payment for services	$-	$48,144

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Financial Statements

For the years ended December 31, 2012 and 2011

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

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2012, there were no uninsured deposits.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and due to shareholders, approximate their market values as of December 31, 2012.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2012 and 2011, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2012 and 2011, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011. We are subject to taxation in the United States and California.

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2012 and 2011 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% in 2012 and 2011 as compared to the company’s effective tax rate is summarized as follows:

	for the year ended	for the year ended
	December 31,	December 31,
	2012	2011
Federal taxes	$(5,924)	$(28,264)
State taxes	(1,671)	(7,971)
Taxes	-	-
Change in Valuation Allowance	7,595	36,236
Income Tax Expense	$-	$-

At December 31, 2012 and 2011, the Company had deferred tax assets of $4,047,649 and $4,040,055, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31,	December 31,
	2012	2011
NOL Carryforward	$4,047,649	$4,040,055
Valuation Allowance	(4,047,649)	(4,040,055)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7,595 and $36,236 in 2012 and 2011, respectively.

As of December 31, 2012, the Company had federal and California net operating loss carryforwards of approximately $12 million. The federal and California tax loss carry forwards will begin to expire in 2025 and 2020, respectively, unless previously utilized.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2012 and 2011, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011. The Company’s tax years for 2011 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2006-2012.

Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There is a total of $0 and $316,036 in convertible notes and accrued interest outstanding at December 31, 2012 and 2011, respectively, which are convertible into 0 and 1,529,907,108 shares of common stock, respectively, the common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	for the year ended	for the year ended
	December 31,	December 31,
	2012	2011

Numerator – (loss)	$(24,588)	$(91,102)
Denominator – weighted avg. number of shares outstanding	2,750,000	935,098
Loss per share – basic and diluted	$(0.01)	$(0.10)

Note 3 - Other Payables

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs. At December 31, 2011 we had raised $209,977. During the year ended December 31, 2012 we returned $208,317 to the prospective investors. At December 31, 2012, the Company had $1,660 due to these prospective investors, which is shown as other payables on the Balance Sheets.

Note 4 - Due to Shareholders

The Company received cash advances to pay outstanding payables and payments made directly to the Company’s service providers, in connection with our SEC reporting obligations and annual audit, from shareholders, Dave Hunt and BCGU, LLC in amounts of $4,462 and $8,923, respectively, during the year ended December 31, 2012. The Company made no payments to BCGU, LLC or Dave Hunt during the year ended December 31, 2012, and $13,385 was due to these shareholders at December 31, 2012.

Dave Hunt is the managing member of RVCA, a principal owner of the Company and BCGU, LLC is a principal owner of the Company.

Note 5 - Commitments - Related Party

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

At December 31, 2012, the Company did not have any future minimum lease payments for the next 5 years.

Note 6 - Common Stock

As of December 31, 2012, Common stock, $0.001 par value: 4,999,000,000 shares authorized. 2,750,000 shares issued and outstanding

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

Note 7 - Preferred Stock

As of December 31, 2012, Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

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

Note 8 - Warrants- Related Party

65,000 warrants were issued to Brad Bingham, our former director, and 15,000 warrants were issued to Dave Hunt, the managing member of RVCA, a principal owner of the Company, during the year ended December 31, 2011, for services provided. The warrants were valued using a Black-Scholes valuation model. The variables used in this option-pricing model included: (1) discount rates of .24% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 345% and (4) zero expected dividends.

The following summarizes stock purchase warrants as of December 31, 2012 and 2011:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date

Fourth quarter fiscal 2011	80,000	$0.50	0.97	80,000	$0.50	12/19/2013

Total at December 31, 2012	80,000	$0.50		80,000	$0.50

A summary of the activity of the warrants for the year ended December 31, 2012 is as follows:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	80,000	$0.50
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2012	80,000	$0.50

Note 9 - Legal Matters

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

Note 10 - Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, no other events need to be disclosed.

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

On April 5, 2012, the Board of Directors made the decision to dismiss our former accounting firm, Hansen, Barnett & Maxwell, PC. The decision to dismiss was based upon the Company’s preference of accounting firms and the timing of filing the upcoming Form 10-K for the year ending December 31, 2011 and was approved by the Company’s Board of Directors as the Company has no audit or similar committee. Following the dismissal of Hansen, Barnett & Maxwell, PC, we retained the our prior auditing firm of PLS, CPA to audit our financial statements for the year ending December 31, 2011 and review all interim period financial statements going forward. Such change in accountants was approved by the Company’s Board of Directors. At no time prior to our retention of PLS, CPA did we, or anyone on our behalf, consult with PLS, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2012 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2012, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(C) Changes in internal controls over financial reporting.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of December 31, 2012, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Bradly Bingham	35	Former Director

Robert K. Bench	62	Former President and Director

Brad M. Bingham, Esq., Fomer Director (resigned May 17, 2013)

Brad M. Bingham, Esq. served as the Company’s CEO from October 2009, until October 2011 and as a director from October 2009 until May 2013. He maintains significant experience managing, advising and operating small and microcap publicly traded companies. Mr. Bingham is a licensed attorney and has provided clients with general corporate counsel services with a focus on the public company business sector since 2006. Mr. Bingham maintains extensive knowledge of corporate entity governance and management, public and private company debt, equity and mezzanine financing and corporate restructuring, recapitalization and M&A transactions. Prior to providing clients with legal counsel, Mr. Bingham worked as a private independent consultant providing public and private companies with various consulting services relating to public and private company financing, corporate restructurings and recapitalizations and various venture fundings since 2004. Mr. Bingham is a member of the California State Bar and admitted to practice in California.

Robert K. Bench, Former Director and President (resigned January 15, 2013)

Robert K. Bench, served as the Company’s President and Director from October 11, 2012 to January 15, 2013. He has served as President and Chief Executive Officer of Agricon Global Corporation since October 2007 and as a director of Agricon since December 2007. Mr. Bench is an experienced professional with over 31 years in various senior management and executive positions in start-up enterprises and public companies following four years as a certified public accountant with KPMG Peat Marwick. He has assisted a number of companies in their early start-up years and completed several initial public offerings. Mr. Bench was a founder and is a managing member of BayHill Group LC, a consulting group focused on assisting microcap companies, a position he held since April 1999. He also served as the Chief Financial Officer of Innuity, Inc. (INNU), a software as a service company that delivers applications for small business, from January 2005 until April 2007 and The SCO Group (SCOX), a developer and marketer of software applications and operating systems from November 2000 until August 2004. He has also served in senior management positions for West-Wind Corporation, Webmiles, Inc., Sento Corporation (SNTO), CerProbe, Inc. (CRPB), Fresh Technologies, Inc., Clyde Digital Systems, Inc., and NP Energy Corporation (NPEE). In addition, Mr. Bench has served as a director of private and public companies and has assisted both private and public companies raise over $200 million for start-up and growth capital through private, public, and venture offerings. He has been responsible for a number of business combinations and successfully reorganized several financially distressed companies. He has spent two years on international assignments and led the restructure of worldwide operations following the merger of two international companies. Mr. Bench has been a co-founder and is a private investor in a number of private and small public companies. His background includes the software, hardware, oil, and semiconductor industries. Mr. Bench is a certified public accountant and holds a bachelor degree in accounting from Utah State University.

York Chandler, President and Director (appointed December 31, 2013)

York Chandler, age 56, was appointed President and Director of the Company on December 31, 2013. Mr. Chandler holds an Associate Degree in Computer Science and a Bachelor of Science Degree in Accounting. Mr. Chandler attended Weber State University and the University of Utah. Mr. Chandler gained most of his business experience while he co-owned and operated a Bank in the State of Utah. Mr. Chandler was the Chief Operating Officer and was responsible for all accounting and compliance that was required by the various Government agencies. After selling his position in the bank, Mr. Chandler became involved in the real-estate industry as an investor and developer. He has also acted as a financial consultant to various private companies throughout the State of Utah. For the past five years, Mr. Chandler has continued to manage his real-estate investments and operate his financial consulting business.

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

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2012 and 2011.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying		All
					Restricted	Options		Other
				Other Annual	Stock	Granted		Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)		-sation

Robert K. Bench	2012	-0-	-0-	-0-	-0-	—		-0-
Former, President,	2011	-0-	-0-	-0-	-0-	—		-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Mark L. Baum	2012	-0-	-0-	-0-	-0-	—		-0-
Former Chairman, President,	2011	-0-	-0-	-0-	-0-	—		-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Brad M. Bingham, Esq.	2012	-0-	-0-	-0-	-0-	—	(1)	-0-
Director and Former	2011	-0-	-0-	-0-	-0-	—		-0-
Chairman,Chief, Executive Officer
Chief Financial Officer
and Secretary

(1)	Mr. Bingham was issued a warrant to purchase 65,000 shares with an exercise price of $0.50 per share, with a 2 year term valued at $39,117. This was part of a separate consulting agreement with Mr. Bingham following his resignation as CEO.

Option/SAR Grants in Fiscal Year 2012

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of April 22, 2014 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Commission.  If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 22, 2014, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o CoConnect,Inc. 25 East 200 South, Lehi, Utah 84043.

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
York Chandler	-	-
RVCA Partners, LLC	810,922	29.49%
BCGU, LLC	1,721,845	62.61%
All directors, officers and 5% shareholders as a group	2,532,767	92,10%

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,500 for fiscal year ended 2012 and $8,500 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2012 and 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2012 and consisted of tax compliance services and $-0- for fiscal year ended 2010 and consisted of tax compliance services.

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

PART IV

Item 15. Exhibits, Financial Statements and Schedules

a. Exhibits

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

14	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on May 19, 2005 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONNECT, INC.

Date: April 30, 2014	By:	/s/ York Chandler
York Chandler
Principal Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2014	By:	/s/ York Chandler
York Chandler
Principal Executive Officer and Director

