Form 10-Q
period 2013-03-31
COCONNECT INC
filed 2014-04-30
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

COCONNECT, INC.

Nevada	63-1205304
(State or other jurisdiction	(IRS Employer
of Incorporation)	Identification Number)

25 East 200 South

Lehi, Utah 84043

(Address of principal executive offices)

801-592-3000

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

2,750,000 common shares outstanding, $0.001 par value, as of April 23, 2014

COCONNECT, INC.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

COCONNECT, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$-	$70
Total current assets	-	70

TOTAL ASSETS	$-	$70

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$5	$-
Accounts payable	50,129	50,182
Other payables	1,660	1,660
Due to shareholders	13,385	13,385
Total current liabilities	65,179	65,227

TOTAL LIABILITIES	65,179	65,227

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,891,651)	(11,891,629)
TOTAL STOCKHOLDERS’ DEFICIT	(65,179)	(65,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$70

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
Expenses

Professional fees	$-	$5,000
General and administrative	23	495
Total operating expenses	23	5,495

Loss from operations	$(23)	$(5,495)

Other income (expense)
Interest expense	-	-
Total other income (expense)	-	-

Net loss before income tax	(23)	(5,495)
Income tax	-	-

NET LOSS	$(23)	$(5,495)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,750,000	2,750,000

The accompanying notes are an integral part of these condensed financial statements

COCONNECT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23)	$(5,495)
Changes in operating assets and liabilities:
Accounts payable increase	(52)	5,000
Accrued expenses and interest increase	-	-
NET CASH USED IN OPERATING ACTIVITIES	(75)	(495)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5
Proceeds and payments from cash advances	-	(95,000)
NET CASH FROM FINANCING ACTIVITIES	5	(95,000)
NET CHANGE IN CASH	(70)	(95,495)
CASH BALANCES
Beginning of period	70	209,948
End of period	$-	$114,453

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.

Notes to the Condensed Financial Statements

At March 31, 2013

(Unaudited)

NOTE 1. significant accounting policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated of $11,891,651 at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts. At March 31, 2013, there were no uninsured deposits.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2013 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved. The Company had federal net operating loss carryforwards of approximately $12.0 million. The use of our net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2012.

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. At March 31, 2013 there was no common stock equivalents used in net loss per share.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and due to shareholders, approximate their market values as of March 31, 2013.

NOTE 2. OTHER PAYABLES

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs. At December 31, 2011 we had raised $209,977. During the year ended December 31, 2012 we returned $208,317 to the prospective investors. At March 31, 2013, the Company had $1,660 due to these prospective investors, which is shown as other payables on the Balance Sheet.

NOTE 3. DUE TO SHAREHOLDERS

The Company has received cash advances to pay outstanding payables and payments made directly to the Company’s service providers, in connection with our SEC reporting obligations and annual audit, from shareholders, Dave Hunt and BCGU, LLC. The Company made no payments to BCGU, LLC or Dave Hunt during the three months ended March 31, 2013, and $13,385 was due to these shareholders at March 31, 2013.

Dave Hunt is the managing member of RVCA, a principal owner of the Company and BCGU, LLC is a principal owner of the Company.

NOTE 4. PREFERRED STOCK

At March 31, 2013 preferred stock of the Company consisted of: $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

NOTE 5. COMMON STOCK

At March 31, 2013 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

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

A summary of the activity of the warrants is as follows:

		Weighted Average
	Amount	Exercise Price
Outstanding January 1, 2013	80,000	$0.50
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2013	80,000	$0.50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ’‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

Our previous business model focused primarily on the exploration of VoIP technology. VoIP is the delivery of voice information in the language of the Internet, i.e., as digital packets instead of the current circuit protocols of the copper-based phone networks. Management believes the VoIP Technology business will not provide long term value to our shareholders, management is of the belief that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We are investigating candidates to determine whether or not they will add value to the Company for the benefit of our shareholders. Our Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

RESULTS OF OPERATIONS

Revenues

	Three months ended March 31,
	2013	2012

Total Sales	$0	$0

We had no revenues for the three and nine months ended September 30, 2012 and the same periods during the prior year.

Operating Expenses

	Three months ended March 31,
	2013	2012

Operating Expenses	$23	$5,495

Total costs and expenses of $23 for the three months ended March 31, 2013, compared to $5,495 during same periods in the prior year. The Company had increased activities relating to its search for an appropriate acquisition during the period ended March 31, 2012 as compared to the same period ended March 31, 2013.

Net Profit (Loss)

	Three months ended March 31,
	2013	2012

Net (Loss)	$(23)	$(5,495)

For the three months ended March 31, 2013, we sustained net losses of $23, as compared with net losses of $5,495 for the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had no total assets and total liabilities of $65,179, resulting in a working capital deficiency of $65,179. The Company had a stockholders’ deficit of $65,179 at March 31, 2013.

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

GOING CONCERN

The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit of $11,891,651 at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of March 31, 2013, we had no full time employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2012 and continue to date.

During our most recently completed fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At March 31, 2013, we do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Ex. #	Description

31.1	Rule 13a-12(a)/15d-14(a) Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-12(a)/15d-14(a) Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 30, 2014, by the undersigned, thereunto duly authorized.

CoConnect, Inc.

By:	/s/ York Chandler
York Chandler
Its:	Principal Executive Officer

