Form 10-Q
period 2013-09-30
COCONNECT INC
filed 2014-04-30
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

COCONNECT, INC.

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COCONNECT, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$-	$70
Total current assets	-	70

TOTAL ASSETS	$-	$70

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$50,129	$50,182
Other payables	1,660	1,660
Due to shareholders	13,385	13,385
Total current liabilities	65,174	65,227

TOTAL LIABILITIES	65,174	65,227

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,891,646)	(11,891,629)
TOTAL STOCKHOLDERS’ DEFICIT	(65,174)	(65,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$70

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expenses
Professional fees	$-	$1,750	$-	$8,500
General and administrative	-	3,683	18	12,349
Total operating expenses	-	5,433	18	20,849

Loss from operations	$-	$(5,433)	$(18)	$(20,849)

Net loss before income tax	-	(5,433)	(18)	(20,849)
Income tax	-	-	-	-

NET LOSS	$-	$(5,433)	$(18)	$(20,849)

Basic and diluted loss per common share	$-	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	2,750,000	2,750,000	2,750,000	2,750,000

The accompanying notes are an integral part of these condensed financial statements

COCONNECT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18)	$(20,849)
Changes in operating assets and liabilities:
Accounts payable increase	(52)	10,283
Accrued expenses and interest increase	-	1,795
NET CASH USED IN OPERATING ACTIVITIES	(70)	(8,771)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder cash advances	-	9,795
Proceeds and payments from cash advances	-	(208,317)
NET CASH FROM FINANCING ACTIVITIES	-	(198,522)
NET CHANGE IN CASH	(70)	(207,293)
CASH BALANCES
Beginning of period	70	209,948
End of period	$-	$2,655

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these condensed financial statements

COCONNECT, INC.

Notes to the Condensed Financial Statements

At September 30, 2013

(Unaudited)

NOTE 1. significant accounting policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit accumulated of $11,891,646 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts. At September 30, 2013, there were no uninsured deposits.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2013 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved. The Company had federal net operating loss carryforwards of approximately $12.0 million. The use of our net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.

The Company currently has tax return periods open beginning with December 31, 2004 through December 31, 2012.

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. At September 30, 2013 there was no common stock equivalents used in net loss per share.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and due to shareholders, approximate their market values as of September 30, 2013.

NOTE 2. OTHER PAYABLES

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs. At December 31, 2011 we had raised $209,977. During the year ended December 31, 2012 we returned $208,317 to the prospective investors. At September 30, 2013, the Company had $1,660 due to these prospective investors, which is shown as other payables on the Balance Sheet.

NOTE 3. DUE TO SHAREHOLDERS

The Company has received cash advances to pay outstanding payables and payments made directly to the Company’s service providers, in connection with our SEC reporting obligations and annual audit, from shareholders, Dave Hunt and BCGU, LLC. The Company made no payments to BCGU, LLC or Dave Hunt during the three and nine months ended September 30, 2013, and $13,385 was due to these shareholders at September 30, 2013.

Dave Hunt is the managing member of RVCA, a principal owner of the Company and BCGU, LLC is a principal owner of the Company.

NOTE 4. PREFERRED STOCK

At September 30, 2013 preferred stock of the Company consisted of: $0.001 par value: 1,000,000 shares authorized. 100,000 shares issued and outstanding

NOTE 5. COMMON STOCK

At September 30, 2013 common stock of the Company consisted of: $0.001 par value: 4,999,000,000 shares authorized and 2,750,000 shares issued and outstanding.

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

A summary of the activity of the warrants is as follows:

		Weighted Average
	Amount	Exercise Price
Outstanding January 1, 2012	80,000	$0.50
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding September 30, 2013	80,000	$0.50

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

RESULTS OF OPERATIONS

Revenues

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Total Sales	$0	$0	$0	$0

We had no revenues for the three and nine months ended September 30, 2013 and the same periods during the prior year.

Operating Expenses

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Operating Expenses	$0	$5,433	$18	$20,849

Total costs and expenses of $0 and $18 for the three and nine months ended September 30, 2013, respectively, compared to $5,433 and $20,849 during same periods in the prior year, respectively. The Company had increased activities relating to its search for an appropriate acquisition during the period ended September 30, 2012 as compared to the same period ended September 30, 2013.

Net Profit (Loss)

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net Income (Loss)	0	(5,433)	(18)	(20,849)

For the three and nine months ended September 30, 2013, we sustained net losses of $0 and net losses of $18, respectively, as compared with net losses of $5,433 and $20,849 for the same periods in the prior year, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had no total assets and total liabilities of $65,174, resulting in a working capital deficiency of $65,174. The Company had a stockholders’ deficit of $65,174 at September 30, 2013.

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

GOING CONCERN

The Company has incurred recurring operating losses, had negative operating cash flows and has not generated any significant revenues in recent fiscal years. In addition, the Company had a deficit of $11,891,646 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

OFF-BALANCE SHEET FINANCINGS

None.

GOVERNMENTAL REGULATIONS

None.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

As of September 30, 2013, we had no full time employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending December 31, 2012 and continue to date.

During our most recently completed fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At September 30, 2013, we do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

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

