Form 10-K
period 2013-12-31
COCONNECT, INC.
filed 2014-06-26
CIK 1088638

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-26533

CoConnect, Inc.

(Name of small business issuer in its charter)

Nevada	63-1205304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5778

Beverly Hills, CA 90209

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(424) 256-8560
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.001 par value common stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 29, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $20,000, based on the closing price of $0.10 for the Registrant’s common stock as quoted on OTC Markets Pink Sheets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the Registrant.

As of June 20, 2014, there were 3,179,428 shares of our common stock issued and outstanding.

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

Personnel

As of December 31, 2013, we had no employees other than our officers and directors.

Item 2. Description of Properties

We currently do not own any real property nor do we lease any real property. We receive mail at 25 East 200 South Lehi, Utah 84043.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

2013	Low	High
First Quarter	$0.55	$1.02
Second Quarter	0.10	0.55
Third Quarter	0.10	0.10
Fourth Quarter	0.10	0.50

2012	Low	High
First Quarter	$0.51	$0.79
Second Quarter	0.51	0.70
Third Quarter	0.53	1.01
Fourth Quarter	0.51	1.10

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

(b) Approximate number of equity security holders

The approximate number of record holders of the Company’s common stock as of May 14, 2014 was 4,687, which does not include shareholders whose stock is held through securities position listings.

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

None.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2013, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

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

On May 1, 2014, Mr. Chandler resigned from his position as President, Secretary, Treasurer and Director of the Company. Mr. Chandler’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On May 1, 2014, the Company’s Board of Directors appointed Mr. Bennett Yankowitz as the Company’s President, Secretary, Treasurer and Director. The Company and Mr. Yankowitz currently maintain no material plan, contract or arrangement relating to Mr. Yankowitz’s positions with the Company or related compensation.

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

Results of Operations

Revenues

	Year Ended December 31
	2013	2012
Total Sales	$0	$0

We had no revenues for the year ended December 31, 2013 or for the year ended December 31, 2012.

Operating Expenses

	Year Ended December 31
	2013	2012
Operating Expense	$18	$24,588

Total costs and expenses of $18 for the year ended December 31, 2013 consisted of 18 in general and administrative expenses.

Total costs and expenses of $24,588 for the year ended December 31, 2012 consisted of $10,500 in professional fees, $0 in depreciation expense and $14,088 in general and administrative expenses.

Net Profit (Loss)

	Year Ended December 31
	2013	2012
Net Profit (Loss)	$(18)	$(24,588)

For the year ended December 31, 2013, we sustained net losses of $18 as compared with net losses of $24,588 for the year ended December 31, 2012.

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

Liquidity and Capital Resources

At December 31, 2013, the Company had no assets and total liabilities of $65,174, resulting in a working capital deficiency of $65,174. The Company had a stockholders’ deficit of $65,174 at December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

PLS CPA, A PROFESSIONAL CORPORATION

♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦

♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 433-2979 ♦

♦ E-MAIL changgpark@gmail.com ♦

To the Board of Directors and Stockholders

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2013 and 2012, and the result of its operations and its cash flows for the years ended December 31, 2013 and 2102 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.
June 26, 2014
San Diego, CA. 92111

COCONNECT, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$-	$70
Total current assets	-	70

TOTAL ASSETS	$-	$70

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$50,129	$50,182
Other payables	1,660	1,660
Due to shareholders	13,385	13,385
Total current liabilities	65,174	65,227

TOTAL LIABILITIES	65,174	65,227

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized, $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock, 4,999,000,000 shares authorized, $0.001 par value 2,750,000 shares issued and outstanding as of December 31, 2013 and 2012	2,750	2,750
Additional paid-in capital	11,823,622	11,823,622
Deficit accumulated	(11,891,646)	(11,891,629)
TOTAL STOCKHOLDERS’ DEFICIT	(65,174)	(65,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$70

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012
Expenses
Professional fees	$-	$10,500
General and administrative	18	14,088
Total operating expenses	18	24,588

Loss from operations	$(18)	$(24,588)

Net loss before income tax	(18)	(24,588)
Income tax	-	-

NET LOSS	$(18)	$(24,588)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding	2,750,000	2,750,000

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

From December 31, 2011 through December 31, 2013

	Preferred Stock		Common Stock		Additional			Total
		Par		Par	Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance December 31, 2011	100,000	100	2,750,000	$2,750	$11,823,622	$-	$(11,867,041)	$(40,569)

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(24,588)	(24,588)
Balance December 31, 2012	100,000	$100	2,750,000	$2,750	$11,823,622	$-	$(11,891,629)	$(65,157)

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(18)	(18)
Balance December 31, 2013	100,000	$100	2,750,000	$2,750	$11,823,622	$-	$(11,891,647)	$(65,175)

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18)	$(24,588)
Changes in operating assets and liabilities:
Accounts payable increase	(52)	9,642
NET CASH USED IN OPERATING ACTIVITIES	(70)	(14,946)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder cash advances	-	13,385
Proceeds and payments from cash advances	-	(208,317)
NET CASH FROM FINANCING ACTIVITIES	-	(194,932)
NET CHANGE IN CASH	(70)	(209,878)
CASH BALANCES
Beginning of period	70	209,948
End of period	$-	$70

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

COCONNECT, INC.

Notes to the Financial Statements

For the years ended December 31, 2013 and 2012

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

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with financial institutions deemed by management to be of high credit quality. The Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits to $250,000 per owner. At December 31, 2013, there were no uninsured deposits.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable, other payables and due to shareholders, approximate their market values as of December 31, 2013.

Income Taxes

We account for income taxes under the provision of Accounting Standards Codification 740, “Income Taxes”, or ASC 740. As of December 31, 2013 and 2012, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2013 and 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2013 and 2012. We are subject to taxation in the United States and California.

The Company is subject to taxation in the United States and California. The Company does not have any income tax provision for the years ended December 31, 2013 and 2012 due to current and historical losses.

The provision for income taxes using the statutory federal income tax rate of 34% in 2013 and 2012 as compared to the company’s effective tax rate is summarized as follows:

	for the year ended	for the year ended
	December 31, 2013	December 31, 2012
Federal taxes	$(6)	$(5,924)
State taxes	(2)	(1,671)
Taxes	-	-
Change in Valuation Allowance	8	7,595
Income Tax Expense	$-	$-

At December 31, 2013 and 2012, the Company had deferred tax assets of $4,047,667 and $4,047,649, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards.

Significant components of the company’s deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
NOL Carryforward	$4,047,667	$4,047,649
Valuation Allowance	(4,047,667)	(4,047,649)
Net deferred tax assets	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8 and $7,595 in 2013 and 2012, respectively.

As of December 31, 2013, the Company had federal and California net operating loss carryforwards of approximately $12 million. The federal and California tax loss carry forwards will begin to expire in 2025 and 2020, respectively, unless previously utilized.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2013 and 2012, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2013 and 2012. The Company’s tax years for 2013 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2006-2012.

Basic Net Loss per Share of Common Stock

In accordance with US GAAP, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

	for the year ended	for the year ended
	December 31, 2013	December 31, 2012

Numerator – (loss)	$(18)	$(24,588)
Denominator – weighted avg. number of shares outstanding	2,750,000	2,750,000
Loss per share – basic and diluted	$(0.00)	$(0.01)

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company has adopted ASU No. 2014-10, and no longer presents or disclose any information required under ASC Topic 915.

Note 3 - Other Payables

The Company began capital raising efforts during the year ended December 31, 2011 to cover certain cash obligations regarding possible acquisition targets and other capital funding needs. At December 31, 2011 we had raised $209,977. During the year ended December 31, 2012 we returned $208,317 to the prospective investors. At December 31, 2013, the Company had $1,660 due to these prospective investors, which is shown as other payables on the Balance Sheets.

Note 4 - Due to Shareholders

The Company received cash advances to pay outstanding payables and payments made directly to the Company’s service providers, in connection with our SEC reporting obligations and annual audit, from shareholders, Dave Hunt and BCGU, LLC in amounts of $4,462 and $8,923, respectively, during the year ended December 31, 2012. The Company made no payments to BCGU, LLC or Dave Hunt during the year ended December 31, 2012 and 2013, and $13,385 was due to these shareholders at December 31, 2012 and 2013.

Dave Hunt is the managing member of RVCA, a principal owner of the Company and BCGU, LLC is a principal owner of the Company.

Note 5 - Common Stock

As of December 31, 2013, Common stock, $0.001 par value: 4,999,000,000 shares authorized. 2,750,000 shares issued and outstanding

On January 20, 2012, the Company issued 100,000 shares of common stock to a law firm for professional services provided, valued at $61,000. Services by the law firm were never performed, as a result these shares were subsequently returned to the Company and retired in its treasury and no expense was recorded.

Note 6 - Preferred Stock

As of December 31, 2013, Preferred stock, $0.001 par value: 1,000,000 shares authorized. 100,000 shares of Series B Preferred Stock issued and outstanding

On October 26, 2011 the Company filed a Certificate of Designation with the Nevada Secretary of State designating the Series B Preferred Stock. The Series B Preferred Stock does not have specific liquidation or mandatory dividend rights, but does grant the holder thereof certain voting rights, with each share’s vote determined by multiplying (a) the number of shares of Series B Preferred Stock held by such holder, and (b) 49,990, thus granting the Series B Preferred Stock holders effective control of the Company. In addition, the Series B Preferred Stock contains protective provisions that require affirmative consent of all of the Series B Preferred Stock holders for any action to: (i) amend, alter or repeal any provision of the Articles of Incorporation, this Certificate of Designation or Bylaws of the Corporation; (ii) designate any new class of Preferred Stock or sell or issue any additional shares of Preferred Stock other than the Series B Preferred Stock; (iii) issue any shares of Common Stock that would result in the Company’s number of shares of Common Stock issued and outstanding exceeding Thirty Six Million (36,000,000) shares; and (iv) initiate any action with a regulatory, governmental, administrative, judicial entity or individual in an attempt to abrogate or diminish in any way the rights, preferences and privileges of these Series B Preferred Stock.

Note 7 - Warrants- Related Party

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

The following summarizes stock purchase warrants as of December 31, 2013 and 2012:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date

Fourth quarter fiscal 2011	80,000	$0.50	-	80,000	$0.50	12/19/2013
Fourth quarter fiscal 2013	(80,000)	$0.50	-	(80,000)	$0.50	12/19/2013
Total at December 31, 2013	-	$-		-	$-

A summary of the activity of the warrants for the year ended December 31, 2013 is as follows:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2012	80,000	$0.50
Expired/Retired	(80,000)	$0.50
Exercised	-	-
Issued	-	-
Outstanding December 31, 2013	-	$-

Note 8 - Subsequent Events

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

During May 2014, the Company retired 100,000 shares of Series B Preferred stock to its treasury.

During 2014, the Company issued 429,428 shares of common stock in exchange for cash proceeds of $140,303.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(A) Evaluation of disclosure controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In our original filing of this Form 10-K, our management did not include a firm conclusion regarding their belief that the disclosure controls and procedures were effective. At such time, management was of the belief that such disclosure controls and procedures were effective, however, considering such conclusion was not included in the original filing of this Form 10-K, for that reason and that reason alone, management believes that, as of December 31, 2013, the Company’s disclosure controls and procedures were ineffective. The Company plans to remedy this issue by completing their assessment of internal controls over financial reporting in a timely manner in their next 10-K for the year ending December 31, 2013 and including a firm conclusion as to such assessment.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Item 9B. Other Information.

On May 1, 2014, Mr. Chandler resigned from his position as President, Secretary, Treasurer and Director of the Company. Mr. Chandler’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On May 1, 2014, the Company’s Board of Directors appointed Mr. Bennett Yankowitz as the Company’s President, Secretary, Treasurer and Director. The Company and Mr. Yankowitz currently maintain no material plan, contract or arrangement relating to Mr. Yankowitz’s positions with the Company or related compensation.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

As of December 31, 2013, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

York Chandler	56	Former President and Director

Bennett Yankowitz President and Director

Mr. Yankowitz, age 59, was appointed the President, Treasurer, Secretary and sole director of the Company on May1, 2014. He is also is Chief Executive Officer of Harmon International Petroleum, a California-based private oil and gas production and development company. From 2002 to 2014 he was a director of Proteus Energy Corporation, another a California-based private oil and gas production and development company, and was its Chief Executive Officer from 2008 - 2014. Mr. Yankowitz has 30+ years of experience as a corporate attorney with leading law firms, specializing in securities, financial and M&A transactions, and has extensive background in financial analysis and real estate investment and development. He is also of counsel to the law firm Parker Shumaker Mills LLP and was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and Stroock & Stroock & Strook LLP. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars. It is anticipated that once the Company has consummated the acquisition of an operating company, Mr. Yankowitz may resign some or all of his offices and his directorship in the Company in favor of members of the operating company’s management.

York Chandler, Former President and Director

York Chandler, age 56, was appointed President and Director of the Company on December 31, 2013 and resigned from those positions effective May 1, 2014. Mr. Chandler holds an Associate Degree in Computer Science and a Bachelor of Science Degree in Accounting. Mr. Chandler attended Weber State University and the University of Utah. Mr. Chandler gained most of his business experience while he co-owned and operated a Bank in the State of Utah. Mr. Chandler was the Chief Operating Officer and was responsible for all accounting and compliance that was required by the various Government agencies. After selling his position in the bank, Mr. Chandler became involved in the real-estate industry as an investor and developer. He has also acted as a financial consultant to various private companies throughout the State of Utah. For the past five years, Mr. Chandler has continued to manage his real-estate investments and operate his financial consulting business.

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

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2013 and 2012.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying		All
					Restricted	Options		Other
				Other Annual	Stock	Granted		Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)		-sation

York Chandler	2013	-0-	-0-	-0-	-0-	—		-0-
Former President,	2012	-0-	-0-	-0-	-0-	—		-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Robert K. Bench	2013	-0-	-0-	-0-	-0-	—		-0-
Former, President,	2012	-0-	-0-	-0-	-0-	—		-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Mark L. Baum	2013	-0-	-0-	-0-	-0-	—		-0-
Former Chairman, President,	2012	-0-	-0-	-0-	-0-	—		-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Brad M. Bingham, Esq.	2013	-0-	-0-	-0-	-0-	—	(1)	-0-
Director and Former Chairman, Chief,	2012	-0-	-0-	-0-	-0-	—		-0-
Executive Officer
Chief Financial Officer
and Secretary

(1)	Mr. Bingham was issued a warrant to purchase 65,000 shares with an exercise price of $0.50 per share, with a 2 year term valued at $39,117. This was part of a separate consulting agreement with Mr. Bingham following his resignation as CEO.

Option/SAR Grants in Fiscal Year 2013

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of June 20, 2014 by: (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock; (ii) each of the Company’s named executive officers and directors; and (iii) all of the Company’s named executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the Commission. If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of June 17, 2014, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common stock and the address is c/o CoConnect, Inc. P.O. Box 5778 Beverly Hills, CA 90209

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
5%+ Stockholder
Allan Kronborg (1)	546,714	17.20%
SJ Corporate Finance ApS (2)	461,000	14.50%
Henrik Oerbekker (3)	306,000	9.62%
Devkom International, LLC Series V	275,000	8.65%

Directors and Officers
York Chandler	-	-
Bennett Yankowitz	461,000	14.50%
All directors, officers and 5% shareholders as a group	2,049,714	64.47%

(1)	The address for Mr. Kronborg is Soelyst Strandpark 1 Nivaa 2900 Denmark
(2)	The address for SJ Corporate Finance ApS is Hvedevej 4 Smoerum 2765 Denmark
(3)	The address for Henrik Oerbekker is 8, Boulevard Royal Luxembourg 2449, Luxembourg

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,500 for fiscal year ended 2013 and $8,500 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2013 and 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2013 and consisted of tax compliance services and $-0- for fiscal year ended 2012 and consisted of tax compliance services.

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

Part IV

Item 15. Exhibits, Financial Statements and Schedules

a. Exhibits

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on June 29, 1999 and incorporated herein by reference).

14	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on May 19, 2005 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed Herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONNECT, INC.

Date: June 26, 2014	By:	/s/ Bennett Yankowitz.
Bennett Yankowitz
Principal Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2014	By:	/s/ Bennett Yankowitz.
Bennett Yankowitz
Principal Executive Officer and Director

