Form 10-Q
period 2014-06-30
COCONNECT, INC.
filed 2014-08-11
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29735

COCONNECT, INC.

(Exact name of registrant as specified in its charter)

Nevada	63-1205304
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

P.O. Box 5778

Beverly Hills, California 90209

(Address of principal executive offices)

(424) 256-8560

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of July 31, 2014, the Company had 3,179,428 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

COCONNECT, INC.

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and related assumptions and predictions, are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, available cash, competition, and market and general economic factors. This discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

COCONNECT, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash	$79,434	$—
Prepaid expenses	25,000	—
Total current assets	104,434	—
Total assets	$104,434	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$49,129	$50,129
Other payables	1,660	1,660
Due to stockholders	—	13,385
Total current liabilities	50,789	65,174

Commitments and contingencies

Stockholders’ equity (deficiency):
Series B preferred stock, $0.001 par value; authorized – 1,000,000 shares; issued and outstanding – no shares and 100,000 shares at June 30, 2014 and December 31, 2013, respectively	—	100
Common stock, $0.001 par value; authorized – 4,999,000,000 shares; issued and outstanding – 3,179,428 shares and 2,750,000 shares at June 30, 2014 and December 31, 2013, respectively	3,179	2,750
Additional paid-in capital	11,973,076	11,823,622
Accumulated deficit	(11,922,610)	(11,891,646)
Total stockholders’ equity (deficiency)	53,645	(65,174)
Total liabilities and stockholders’ equity (deficiency)	$104,434	$—

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative	18,463	(5)	30,964	18
Total costs and expenses	18,463	(5)	30,964	18
Net income (loss)	$(18,463)	$5	$(30,964)	$(18)

Net income (loss) per common share – Basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	2,938,760	2,750,000	2,844,901	2,750,000

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Six Months Ended June 30, 2014

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, December 31, 2013	100,000	$100	2,750,000	$2,750	$11,823,622	$(11,891,646)	$(65,174)
Shares cancelled	(100,000)	(100)	—	—	100	—	—
Shareholder debt contributed to capital	—	—	—	—	24,052	—	24,052
Common stock sold in private placement	—	—	429,428	429	139,874	—	140,303
Costs related to private placement	—	—	—	—	(14,572)	—	(14,572)
Net loss	—	—	—	—	—	(30,964)	(30,964)
Balance, June 30, 2014	—	$—	3,179,428	$3,179	$11,973,076	$(11,922,610)	$53,645

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(30,964)	$(18)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in -
Prepaid expenses	(25,000)	—
Decrease in -
Accounts payable and accrued expenses	(1,000)	(52)
Net cash used in operating activities	(56,964)	(70)

Cash flows from financing activities:
Proceeds from private placement	140,303	—
Payment of private placement costs	(14,572)	—
Advances from shareholders	10,667	—
Net cash provided by financing activities	136,398	—

Cash:
Net increase (decrease)	79,434	(70)
Balance at beginning of period	—	70
Balance at end of period	$79,434	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Cancellation of preferred stock	$100	$—
Cancellation of debt to shareholders	$24,052	$—

See accompanying notes to condensed financial statements.

COCONNECT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2014 and 2013

1. Basis of Presentation

The condensed financial statements of CoConnect, Inc., a Nevada corporation, (the “Company”), at June 30, 2014, and for the three months and six months ended June 30, 2014 and 2013, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations for the three months and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

2. Business Operations

Business

The Company is engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. The Company is currently in the process of evaluating potential acquisition targets in the global luxury chocolate and related cocoa industry sectors. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its working capital requirements during this period primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of June 30, 2014, the Company had working capital of $53,645 and an accumulated deficit of $11,922,610. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. Summary of Significant Accounting Policies

Cash Concentrations

The Company’s cash balances may periodically exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

As of December 31, 2013, the Company had federal tax net operating loss carryforwards of approximately $12,000,000. The federal tax loss carryforwards will begin to expire in 2025, if not previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

As of December 31, 2013, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is currently delinquent with respect to certain of its U.S. federal and applicable state income tax filings.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements on a straight-line basis over the vesting period of the awards.

The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock options and warrants granted are estimated using the Black-Scholes option-pricing model.

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At June 30, 2013, the Company excluded outstanding warrants which entitle the holders thereof to acquire 80,000 shares of common from its calculation of earnings per share, as their effect would have been anti-dilutive. At June 30, 2014, the Company had no outstanding debt or securities which entitle the holders thereof to acquire shares of common stock.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014. The adoption of ASU 2014-10 did not have any effect on the Company’s financial statement presentation or disclosures.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of ASU 2014-08 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4. Stockholders’ Equity

Common and Preferred Stock

On May 1, 2014, PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of outstanding common stock, representing approximately 83.9% of the Company’s then outstanding shares of common stock, from stockholders pursuant to a Share Purchase Agreement (the “SPA”). Additional terms of the SPA called for the surrender and cancellation of 100,000 outstanding shares of the Company’s Series B preferred stock also held by the same stockholders. Such Series B preferred stock represented 100% of the Company’s then outstanding shares of preferred stock. The SPA also stipulated that each of the selling shareholders waive any outstanding liabilities, claims, damages, obligations, contingent or otherwise, owed by the Company to the sellers. Accordingly, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

On May 21, 2014, the Company sold 429,428 shares of its common stock to PacificWave at $0.32672 per share for gross cash proceeds of $140,303. PacificWave resold the shares to five accredited investors who are non-U.S. residents in an exempt transaction. Costs associated with the sale of the shares amounting to $14,572 were charged to additional paid-in capital.

Common Stock Warrants

A summary of common stock warrant activity for the year ended December 31, 2013, and the six months ended June 30, 2014 is presented below.

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2012	80,000	$0.500
Issued	—	—
Exercised	—	—
Expired	(80,000)	0.500
Warrants outstanding at December 31, 2013	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at June 30, 2014	—	$—	—

Prior Financing

In connection with certain capital raising efforts in 2011, the Company received funds from prospective investors aggregating $209,977. During 2012, $208,317 of such funds raised were returned to the investors. The remaining $1,660 of such funds are reflected in the Company’s balance sheet as other payables.

5. Related Party Transactions

Through April 30, 2014, certain prior stockholders advanced funds to the Company in order to fund its working capital requirements. During the three months and six months ended June 30, 2014, such advances totaled $-0- and $10,667, respectively. Such advances totaled $24,052 at May 31, 2014 and $13,385 at December 31, 2013. Pursuant to the terms of the SPA, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

In connection with the sale of shares of the Company’s common stock on May 21, 2014, the Company paid a company associated with one of the ultimate non-U.S. shareholders cash fees of $13,572 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the three months ended June 30, 2014, the Company’s former sole officer and director was paid cash compensation of $2,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CoConnect, Inc., a Nevada corporation (the “Company”) is engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. The Company is currently in the process of evaluating potential acquisition targets in the global luxury chocolate and related cocoa industry sectors. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its working capital requirements during this period primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of June 30, 2014, the Company had working capital of $53,645 and an accumulated deficit of $11,922,610. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014. The adoption of ASU 2014-10 did not have any effect on the Company’s financial statement presentation or disclosures.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of ASU 2014-08 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Critical Accounting Policies and Estimates

The Company prepared its condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements on a straight-line basis over the vesting period of the awards.

The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock options and warrants granted are estimated using the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations

The Company has no revenue-generating operations at June 30, 2014.

Three Months Ended June 30, 2014 and 2013

General and Administrative. For the three months ended June 30, 2014, general and administrative costs were $18,463, which consisted of professional fees of $8,000, compensation to the Company’s former sole officer and director of $2,000, corporate reinstatement fees of $6,794, filing fees of $1,609 and other operating costs of $60.

For the three months ended June 30, 2013, general and administrative costs were a credit of $5.

General and administrative costs increased by $18,468 in 2014 as compared to 2013, primarily as a result of efforts to bring the Company’s accounting records and securities filing requirements current.

Net Loss. For the three months ended June 30, 2014, the Company incurred a net loss of $18,463, as compared to net income of $5 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

General and Administrative. For the six months ended June 30, 2014, general and administrative costs were $30,964, which consisted of professional fees of $20,501, compensation to the Company’s former sole officer and director of $2,000, corporate reinstatement fees of $6,794, filing fees of $1,609 and other operating costs of $60.

For the six months ended June 30, 2013, general and administrative costs were $18.

General and administrative costs increased by $30,946 in 2014 as compared to 2013, primarily as a result of efforts to bring the Company’s accounting records and securities filing requirements current.

Net Loss. For the six months ended June 30, 2014, the Company incurred a net loss of $30,964, as compared to a net loss of $18 for the six months ended June 30, 2013.

Liquidity and Capital Resources – June 30, 2014

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its working capital requirements during this period primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At June 30, 2014, the Company had working capital of $53,645, as compared to a working capital deficit of $65,174 at December 31, 2013, an increase in working capital of $118,819 for the six months ended June 30, 2014. At June 30, 2014, the Company had cash and money market funds aggregating $79,434, as compared to $-0- at December 31, 2013, an increase of $79,434 for the six months ended June 30, 2014. The increase in working capital and cash during the six months ended June 30, 2014 was the result of a private placement of the Company’s common stock in May 2014 that generated net proceeds of $125,731.

Operating Activities. For the six months ended June 30, 2014, operating activities utilized cash of $56,964, as compared to utilizing cash of $70 for the six months ended June 30, 2013, to support the Company’s efforts to bring its accounting records and securities filings current.

Investing Activities. The Company had no investing activities for the six months ended June 30, 2014 and 2013.

Financing Activities. For the six months ended June 30, 2014 financing activities totaled $136,398, which consisted of advances from shareholders of $10,667 and gross proceeds of $140,303 received from the sale of 429,428 shares of the Company’s common stock in May 2014, less the payment of $14,572 of costs incurred relating to such sale. There were no financing activities during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

At June 30, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as there was a change in the Company’s management in May 2014, new management is focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2014, the Company sold 429,428 shares of its common stock to PacificWave Partners Limited, a Gibraltar company, at $0.32672 per share for gross cash proceeds of $140,303.

The shares were sold in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Rules 504, 505 and 506 thereunder. PacificWave Partners Limited resold the shares to five accredited investors who are non-U.S. residents in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Rules 504, 505 and 506 and Regulation S thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 1, 2014, York Chandler resigned from his position as President, Secretary, Treasurer and Director of the Company.

Effective May 1, 2014, the Company’s Board of Directors appointed Bennett J. Yankowitz as the Company’s President, Secretary, Treasurer and Director.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCONNECT, INC.
(Registrant)

Date: August 11, 2014	By:	/s/ BENNETT J. YANKOWITZ
Bennett J. Yankowitz
President and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

