Form 10-Q
period 2014-09-30
COCONNECT, INC.
filed 2014-11-10
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29735

COCONNECT, INC.

(Exact name of registrant as specified in its charter)

Nevada	63-1205304
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

468 North Camden Drive, Suite 350

Beverly Hills, California 90210

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

Yes [X] No [  ]

As of October 31, 2014, the Company had 3,179,428 shares of common stock, $0.0001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

COCONNECT, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash	$51,445	$—
Prepaid expenses and other current assets	25,600	—
Total current assets	77,045	—
Total assets	$77,045	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$54,855	$50,129
Other payables	1,660	1,660
Due to stockholders	—	13,385
Total current liabilities	56,515	65,174

Commitments and contingencies

Stockholders’ equity (deficiency):
Series B preferred stock, $0.001 par value; authorized – 1,000,000 shares; issued and outstanding – no shares and 100,000 shares at September 30, 2014 and December 31, 2013, respectively	—	100
Common stock, $0.001 par value; authorized – 4,999,000,000 shares; issued and outstanding – 3,179,428 shares and 2,750,000 shares at September 30, 2014 and December 31, 2013, respectively	3,179	2,750
Additional paid-in capital	11,973,076	11,823,622
Accumulated deficit	(11,955,725)	(11,891,646)
Total stockholders’ equity (deficiency)	20,530	(65,174)
Total liabilities and stockholders’ equity (deficiency)	$77,045	$—

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Costs and expenses:
General and administrative	33,115	—	64,079	18
Total costs and expenses	33,115	—	64,079	18
Net loss	$(33,115)	$—	$(64,079)	$(18)

Net loss per common share – Basic and diluted	$(0.01)	$—	$(0.02)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	3,179,428	2,750,000	2,957,636	2,750,000

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Nine Months Ended September 30, 2014

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, December 31, 2013	100,000	$100	2,750,000	$2,750	$11,823,622	$(11,891,646)	$(65,174)
Shares cancelled	(100,000)	(100)	—	—	100	—	—
Debt contributed to capital by prior shareholders	—	—	—	—	24,052	—	24,052
Common stock sold in private placement	—	—	429,428	429	139,874	—	140,303
Costs related to private placement	—	—	—	—	(14,572)	—	(14,572)
Net loss	—	—	—	—	—	(64,079)	(64,079)
Balance, September 30, 2014	—	$—	3,179,428	$3,179	$11,973,076	$(11,955,725)	$20,530

See accompanying notes to condensed financial statements.

COCONNECT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(64,079)	$(18)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in -
Prepaid expenses and other current assets	(25,600)	—
Increase (decrease) in -
Accounts payable and accrued expenses	4,726	(52)
Net cash used in operating activities	(84,953)	(70)

Cash flows from financing activities:
Proceeds from private placement	140,303	—
Payment of private placement costs	(14,572)	—
Advances from prior shareholders	10,667	—
Net cash provided by financing activities	136,398	—

Cash:
Net increase (decrease)	51,445	(70)
Balance at beginning of period	—	70
Balance at end of period	$51,445	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Cancellation of preferred stock	$100	$—
Cancellation of debt to prior shareholders	$24,052	$—

See accompanying notes to condensed financial statements.

COCONNECT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2014 and 2013

1. Basis of Presentation

The condensed financial statements of CoConnect, Inc., a Nevada corporation (the “Company”), at September 30, 2014, and for the three months and nine months ended September 30, 2014 and 2013, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations for the three months and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

2. Business Operations

Business

The Company has been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. The Company has been evaluating potential acquisition targets in the global luxury chocolate and related cocoa industry sectors. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below. Subsequent to September 30, 2014, the Company entered into a Stock and Membership Interest Exchange Agreement as described at Note 7.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of September 30, 2014, the Company had working capital of $20,530 and an accumulated deficit of $11,955,725. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2013, the Company excluded outstanding warrants which entitle the holders thereof to acquire 80,000 shares of common from its calculation of earnings per share, as their effect would have been anti-dilutive. At September 30, 2014, the Company had no outstanding options, warrants, debt or securities that entitle the holders thereof to acquire shares of common stock.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of ASU 2014-08 on the Company’s financial statement presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted the provisions of ASU 2014-10 effective June 30, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10).  ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Stockholders’ Equity

Common and Preferred Stock

On May 1, 2014, PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of the Company’s outstanding common stock, representing approximately 83.9% of the Company’s then outstanding shares of common stock, from stockholders pursuant to a Share Purchase Agreement (the “SPA”). Additional terms of the SPA called for the surrender and cancellation of the 100,000 outstanding shares of the Company’s Series B preferred stock also held by the same stockholders, which represented all of the Company’s then outstanding shares of preferred stock. The SPA also stipulated that each of the selling shareholders waive any outstanding liabilities, claims, damages or obligations, contingent or otherwise, owed by the Company to the selling stockholders. Accordingly, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

On May 21, 2014, the Company sold 429,428 newly issued shares of its common stock to PacificWave at $0.32672 per share for gross cash proceeds of $140,303. PacificWave resold the shares to five accredited investors who were non-U.S. residents in an exempt transaction. Costs associated with the sale of the shares amounting to $14,572 were charged to additional paid-in capital.

Common Stock Warrants

A summary of common stock warrant activity for the year ended December 31, 2013, and the nine months ended September 30, 2014 is presented below.

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2012	80,000	$0.500
Issued	—	—
Exercised	—	—
Expired	(80,000)	0.500
Warrants outstanding at December 31, 2013	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at September 30, 2014	—	$—	—

Prior Financing

In connection with certain capital raising efforts in 2011, the Company received funds from prospective investors aggregating $209,977. During 2012, the Company returned $208,317 of such funds to the investors, with the remaining $1,660 of such funds reflected in the Company’s balance sheet as other payables.

5. Related Party Transactions

Through April 30, 2014, certain prior stockholders advanced funds to the Company in order to fund its working capital requirements. During the three months and nine months ended September 30, 2014, such advances totaled $-0- and $10,667, respectively. Such advances totaled $24,052 at May 31, 2014 and $13,385 at December 31, 2013. Pursuant to the terms of the SPA, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

In connection with the sale of shares of the Company’s common stock on May 21, 2014, the Company paid a company associated with one of the ultimate non-U.S. shareholders cash fees of $13,572 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the nine months ended September 30, 2014, the Company’s former sole officer and director through April 30, 2014 was paid cash compensation of $2,000.

Effective May 1, 2014, the Company’s Board of Directors appointed Bennett J. Yankowitz as the Company’s President, Secretary, Treasurer and Director. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014. During the three months and nine months ended September 30, 2014, the Company charged $5,000 to operations pursuant to this arrangement.

6. Commitments and Contingencies

On August 10, 2014, the Company executed a month-to-month lease for office space beginning September 1, 2014 at a cost of $5,200 per month.

7. Subsequent Events

On October 31, 2014, the Company entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) with the members of House of Knipschildt, LLC, a Delaware limited liability company (“HOK”). The Agreement provides for the acquisition of all of the outstanding membership interests of HOK by the Company in exchange for 4,200,000 newly issued shares of the Company’s common stock. HOK is a privately owned manufacturer, wholesaler and retailer of hand-made and other high-end chocolate products, and is based in Norwalk, Connecticut. HOK has one retail store.

At closing of the Agreement, the Company is expected to have a total of 8,379,428 shares of common stock issued and outstanding. The 4,200,000 shares of common stock to be issued to the equity owners of HOK at closing are expected to constitute approximately 50.1% of the Company’s outstanding shares of common stock at that time. At closing, approximately 4,661,000 shares, or 55.6%, are expected to be held by management and directors, including management members that were former HOK equity owners and their designated board representatives. It is expected that a majority of the members of the board of directors of the Company at the closing of the Agreement will be either former HOK equity owners or management.

As a condition to the closing of the Agreement, the Company is required to complete a private placement of newly issued shares of the Company’s common stock for net proceeds of at least $900,000. It is anticipated that these shares will be offered to a small group of accredited investors. Other conditions to closing of the Agreement include the completion of a due diligence review by both the Company and HOK, completion of an audit of HOK’s financial statements, and the absence of any material adverse change in the business, assets or condition (financial or otherwise) of either the Company or HOK.

The common stock of the Company to be sold in the private placement and issued under the Agreement will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and other applicable securities laws.

As it is expected that the closing of the Agreement will result in a change in control of the Company, the transaction is expected to be accounted for as a reverse merger, with HOK being considered the legal acquiree and accounting acquirer, and the Company being considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing, the historical financial statements of HOK will become the financial statements of the Company for all periods presented, with the Company’s stockholders’ equity section retroactively restated to reflect the capital structure resulting from the reverse merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CoConnect, Inc., a Nevada corporation (the “Company”), has been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. The Company has been evaluating potential acquisition targets in the global luxury chocolate and related cocoa industry sectors. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Recent Developments

On October 31, 2014, the Company entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) with the members of House of Knipschildt, LLC, a Delaware limited liability company (“HOK”). The Agreement provides for the acquisition of all of the outstanding membership interests of HOK by the Company in exchange for 4,200,000 newly issued shares of the Company’s common stock. HOK is a privately owned manufacturer, wholesaler and retailer of hand-made and other high-end chocolate products, and is based in Norwalk, Connecticut. HOK has one retail store.

At closing of the Agreement, the Company is expected to have a total of 8,379,428 shares of common stock issued and outstanding. The 4,200,000 shares of common stock to be issued to the equity owners of HOK at closing are expected to constitute approximately 50.1% of the Company’s outstanding shares of common stock at that time. At closing, approximately 4,661,000 shares, or 55.6%, are expected to be held by management and directors, including management members that were former HOK equity owners and their designated board representatives. It is expected that a majority of the members of the board of directors of the Company at the closing of the Agreement will be either former HOK equity owners or management.

As a condition to the closing of the Agreement, the Company is required to complete a private placement of newly issued shares of the Company’s common stock for net proceeds of at least $900,000. It is anticipated that these shares will be offered to a small group of accredited investors. Other conditions to closing of the Agreement include the completion of a due diligence review by both the Company and HOK, completion of an audit of HOK’s financial statements, and the absence of any material adverse change in the business, assets or condition (financial or otherwise) of either the Company or HOK.

The common stock of the Company to be sold in the private placement and issued under the Agreement will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and other applicable securities laws.

As it is expected that the closing of the Agreement will result in a change in control of the Company, the transaction is expected to be accounted for as a reverse merger, with HOK being considered the legal acquiree and accounting acquirer, and the Company being considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing, the historical financial statements of HOK will become the financial statements of the Company for all periods presented, with the Company’s stockholders’ equity section retroactively restated to reflect the capital structure resulting from the reverse merger.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of September 30, 2014, the Company had working capital of $20,530 and an accumulated deficit of $11,955,725. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of ASU 2014-08 on the Company’s financial statement presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted the provisions of ASU 2014-10 effective June 30, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10).  ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

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

Results of Operations

The Company has no revenue-generating operations at September 30, 2014.

Three Months Ended September 30, 2014 and 2013

General and Administrative. For the three months ended September 30, 2014, general and administrative costs were $33,115, which consisted of professional fees of $17,586, compensation to the Company’s sole officer and director of $5,000, rent of $5,200, filing fees of $4,552 and other operating costs of $777.

For the three months ended September 30, 2013, the Company did not incur any general and administrative costs.

Net Loss. For the three months ended September 30, 2014, the Company incurred a net loss of $33,115, as compared to a net loss of $-0- for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

General and Administrative. For the nine months ended September 30, 2014, general and administrative costs were $64,079, which consisted of professional fees of $38,086, compensation to the Company’s officers and directors of $7,000, rent of $5,200, corporate reinstatement and filing fees of $12,955 and other operating costs of $838.

For the nine months ended September 30, 2013, the Company incurred general and administrative costs of $18.

Net Loss. For the nine months ended September 30, 2014, the Company incurred a net loss of $64,079, as compared to a net loss of $18 for the nine months ended September 30, 2013.

Liquidity and Capital Resources – September 30, 2014

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2014, the Company had working capital of $20,530, as compared to a working capital deficit of $65,174 at December 31, 2013, an increase in working capital of $44,644 for the nine months ended September 30, 2014. At September 30, 2014, the Company had cash and money market funds aggregating $51,445, as compared to $-0- at December 31, 2013, an increase of $51,445 for the nine months ended September 30, 2014. The increase in working capital and cash during the nine months ended September 30, 2014 was the result of a private placement of the Company’s common stock in May 2014 that generated net proceeds of $125,731.

Operating Activities. For the nine months ended September 30, 2014, operating activities utilized cash of $84,953, as compared to utilizing cash of $70 for the nine months ended September 30, 2013, to fund general and administrative costs.

Investing Activities. The Company had no investing activities for the nine months ended September 30, 2014 and 2013.

Financing Activities. For the nine months ended September 30, 2014, financing activities totaled $136,398, which consisted of advances from former shareholders of $10,667 and gross proceeds of $140,303 received from the sale of 429,428 shares of the Company’s common stock in May 2014, less the payment of $14,572 of costs incurred relating to such sale. There were no financing activities during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

At September 30, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

COCONNECT, INC.
(Registrant)

Date: November 10, 2014	By:	/s/ BENNETT J. YANKOWITZ
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

