Form 10-K
period 2014-12-31
COCONNECT, INC.
filed 2015-04-30
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26533

CoConnect, Inc.

(Exact name of registrant as specified in its charter)

Nevada	63-1205304
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3651 Lindell Road, Suite D565
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (424) 256-8560

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

Issuer’s revenues for its fiscal year ended December 31, 2014: $0

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $6,000,000.

There were 3,239,428 shares of the Company’s common stock outstanding on March 31, 2015.

Documents incorporated by reference: None.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “CoConnect,” the “Company” and the “Registrant” refer to CoConnect, Inc.., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future business activities and operations are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. This discussion should be read in conjunction with the financial statements and notes thereto included in this Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Corporate History

CoConnect, Inc. (the “Company”) was originally incorporated in Alabama in December 1997. The Company’s original business plan was to take over the assets of businesses involved in reorganizations through bankruptcies.

In 1997, the Company acquired Mobile Limited Liability Company as part of the confirmation of its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code by the U.S. Bankruptcy Court for the Northern District of Texas. On August 6, 2000, the Company acquired all of the assets of Digital Wireless Systems, Inc. as part of the consummation of its confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Lack of funding forced the Company to abandon plans to revive the operations of both of these companies.

In 2000, the Company acquired three operating subsidiaries: Daybreak Auto Recovery, Inc., Rap Group and Voltage Vehicles. In 2002, the Company rescinded these acquisitions, and in October 2004, the Company cancelled the common shares that were to be issued for the acquisitions, which shares had been held in escrow. During 2002 and 2003, the Company had no operations other than to continue its efforts to liquidate certain telecommunications licenses, the only assets of the Company, in order to pay creditors who had judgments arising out of the aforementioned bankruptcies.

In August 2004, the Company reincorporated from Alabama to Nevada and changed its name to Advanced Wireless Communications, Inc.

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

In February 2005, the Company changed its name to CoConnect, Inc.

On July 14, 2005, the Company rescinded the share exchange agreement with Heritage due to material omissions and misrepresentations that had been made by Heritage. As a result of the rescission, the Company cancelled the 30,000,000 shares of common stock previously issued to the stockholders of Heritage.

On December 21, 2005, the Company purchased through its newly formed wholly-owned subsidiary, Phoenix Asset Acquisition Corporation, selected assets of Phoenix Systems Corp. (“Phoenix”). The terms of the purchase included the issuance of 8,000,000 shares of common stock, of which 2,000,000 shares were being held in escrow until certain performance measures were achieved, a $50,000 cash payment, and the assumption of approximately $374,000 of Phoenix liabilities and approximately $49,000 in obligations related to real property leases. Effective December 31, 2005, the Phoenix transaction was rescinded by mutual agreement.

On December 12, 2008, a majority of the holders of the Company’s common shares voted to authorize a 1-for-12,000 reverse split of the Company’s common stock, which became effective on January 12, 2009. As a result of the reverse split, the Company’s trading symbol was changed to “CCON” effective March 10, 2009.

Current Business Operations

The Company currently has no operations, and has been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. The Company is considering several potential acquisitions and is investigating various candidates to determine whether they would have the potential to add value to the Company for the benefit of stockholders.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because the Company has limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because the Company may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, the Company may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to the Company’s present stockholders. As it is expected that the closing of such a transaction will result in a change in control of the Company, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and the Company being considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become the financial statements of the Company for all periods presented.

Change-in-Control Transaction

On May 1, 2014, PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of the Company’s outstanding common stock for $210,000 (approximately $0.09 per share), plus legal fees of $20,000, from the Company’s stockholders at that time pursuant to a Share Purchase Agreement (the “SPA”). The 2,307,767 shares represented approximately 83.9% of the Company’s then outstanding shares of common stock. At closing, PacificWave also transferred a number of the purchased shares to certain person and entities providing services in connection with the change-in-control transaction. At the conclusion of this transaction, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the owners of an aggregate of 120,000 shares of the Company’s common stock, which constituted 4.4% of the outstanding shares of common stock at that time. The Company was not a party to these transactions.

Additional terms of the SPA provided for the surrender and cancellation of the 100,000 outstanding shares of the Company’s Series B preferred stock also held by the same stockholders, which represented all of the Company’s then outstanding shares of preferred stock. The SPA also stipulated that each of the selling stockholders waive any outstanding liabilities, claims, damages or obligations, contingent or otherwise, owed by the Company to the selling stockholders. Accordingly, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

Effective May 1, 2014, the Company’s sole officer and director at that time, York Chandler (who had been previously appointed on December 31, 2013), resigned, and Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer.

In conjunction with the aforementioned transaction with PacificWave, Mr. Yankowitz purchased 461,000 shares for an aggregate purchase price of $42,000 (approximately $0.09 per share) from PacificWave on May 1, 2014, reflecting approximately 16.8% of the outstanding shares of common stock at that time. The purchase price was evidenced by a promissory note due May 1, 2019 with interest at 3% per annum and secured by the purchased shares. The Company was not a party to this transaction. PacificWave and Mr. Yankowitz did not have any relationship with the Company prior to the aforementioned change-in-control transaction.

Henrik Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company While PacificWave does not have a formal contract with the Company, it has in the past provided and is expected to continue to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates.

Employees

As of December 31, 2014, the Company had no employees. Mr. Yankowitz has served as the Company’s sole officer and director since May 1, 2014, and devotes approximately one-third of his time on an annual basis to matters involving the Company.

ITEM 1A. RISK FACTORS

The following risk factors, together with the other information presented in this Report, including the financial statements and the notes thereto, should be considered by investors.

The Company’s auditors have included a going concern modification in their opinion

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2014, the Company had a working capital deficiency of $17,659 and an accumulated deficit of $11,993,914. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2014 financial statements, have raised substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Capital Structure

There is no assurance of an established public trading market, which would adversely affect the ability of the Company’s investors to sell their securities in the public market.

Although the Company’s common stock is registered under the Exchange Act and is traded on the OTC Market, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Market, also known as the “Pink Sheets,” is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Prices for securities traded solely on the OTC Market may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company’s common stock will be influenced by a number of factors, including:

●	The Company’s ability to obtain additional financing and the terms thereof;

●	The Company’s financial position and results of operations;

●	Any litigation against the Company;

●	Possible regulatory requirements on the Company’s business;

●	The issuance of new debt or equity securities pursuant to a future offering;

●	Changes in interest rates;

●	Competitive developments;

●	Variations and fluctuations in the Company’s operating results;

●	Change in financial estimates by securities analysts;

●	The depth and liquidity of the market for the Company’s common stock;

●	Investor perceptions of the Company; and

●	General economic and business conditions.

Shares eligible for future sale may adversely affect the market price of the Company’s common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of the Company’s common stock.

Approximately two-thirds of the shares of common stock issued and outstanding at March 31, 2015 are owned by five stockholders who will be eligible to sell some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

The Company’s common stock is considered a “penny stock” and may be difficult to sell.

The Company’s common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The Company’s ability to continue to raise capital and identify an acquisition candidate is dependent on PacificWave’s efforts.

PacificWave was involved in the transaction by which a change in control of the Company was effected on May 1, 2014. In addition, PacificWave has been and continues to be involved in raising capital for the Company and in identifying and evaluating potential acquisition candidates, and thus the Company is dependent on PacificWave’s continued and successful .efforts in these areas.

The Company does not intend to pay dividends and stockholders may not experience a return on investment without selling their securities.

The Company has never declared or paid, nor does it intend in the foreseeable future to declare or pay, any cash dividends on its common stock. Since the Company intends to retain all future earnings to finance the operation and growth of its business, stockholders will likely need to sell their securities in order to realize a return on their investment, if any.

The Company’s sole executive provides his services to the Company on a part-time basis and has other business interests.

The part-time nature of the Company’s sole executive may not be sufficient to accomplish the strategies and initiatives necessary for the successful execution of the Company’s business plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Market under the symbol “CCON”. There is very limited trading of the Company’s common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of the Company’s common stock:

●	The Company’s ability to obtain additional financing and the terms thereof;

●	The Company’s financial position and results of operations;

●	Any litigation against the Company;

●	Possible regulatory requirements on the Company’s business;

●	The issuance of new debt or equity securities pursuant to a future offering;

●	Changes in interest rates;

●	Competitive developments;

●	Variations and fluctuations in the Company’s operating results;

●	Change in financial estimates by securities analysts;

●	The depth and liquidity of the market for the Company’s common stock;

●	Investor perceptions of the Company; and

●	General economic and business conditions.

The following table sets forth the range of reported closing prices of the Company’s common stock during the periods presented. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Low	High
Year Ended December 31, 2013
First Quarter	$0.55	$1.05
Second Quarter	$0.10	$0.55
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.50

	Low	High
Year Ended December 31, 2014
First Quarter	$0.50	$2.25
Second Quarter	$2.25	$5.50
Third Quarter	$3.50	$4.99
Fourth Quarter	$3.26	$4.25

Holders

As of March 31, 2015, there were 3,239,428 shares of the Company’s common stock outstanding held by approximately 4,723 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various brokerage firms and clearing agencies.

Dividends

The Company’s dividend policy is determined by its Board of Directors and depends upon a number of factors, including the Company’s financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. The Company has not paid any cash dividends on its common stock and at the current time it does not anticipate paying a cash dividend on its common stock in the foreseeable future. The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

Securities authorized for issuance under equity incentive plans

The Company does not have any stock option or other equity compensation plans.

Recent sales of unregistered securities

On May 21, 2014, the Company sold 429,428 shares of common stock to PacificWave at $0.32672 per share for gross cash proceeds of $140,303. PacificWave resold the shares to five accredited investors who were non-U.S. residents in an exempt transaction.

On February 3, 2015, the Company sold 20,000 shares of common stock to PacificWave for an aggregate sales price of $20,000 ($1.00 per share). On March 25, 2015, the Company sold 40,000 shares of its common stock for $40,000 ($1.00 per share), consisting of 20,000 shares to Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder of the Company, and 20,000 shares to Allan Kronborg, an approximate 14.8% stockholder of the Company.

The aforementioned share sale transactions were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2014, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company currently has no operations, and has been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Terminated Merger Transaction

On October 31, 2014, the Company entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) between the Company and the members (equity owners) of House of Knipschildt, LLC, a Connecticut limited liability company (“HOK”). The Agreement provided for the acquisition of all of the outstanding membership interests of HOK by the Company in exchange for 4,200,000 newly issued unregistered shares of the Company’s common stock. HOK is a privately owned manufacturer, wholesaler and retailer of hand-made and other high-end chocolate products, and is based in Norwalk, Connecticut. HOK has one retail store.

The Agreement provided for various conditions to closing, including the completion of a due diligence review by both the Company and HOK, completion of an audit of HOK’s financial statements and the absence of any material adverse change in the business, assets or condition (financial or otherwise) of either the Company or HOK. The Company also had the right to terminate the Agreement if satisfaction of any closing condition by December 15, 2014, or such later date as the parties may have agreed upon, became impossible (other than through the failure of the Company to comply with its obligations under the Agreement). As a condition to the closing of the Agreement, the Company was required to complete a private placement of newly issued unregistered shares of the Company’s common stock for net proceeds of at least $900,000.

The 4,200,000 shares of common stock that were to be issued to the equity owners of HOK at closing would have constituted approximately 50.1% of the Company’s outstanding shares of common stock, after issuance of the new shares in the private placement.

On March 18, 2015, the Company elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during the Company’s due diligence review of HOK; (ii) ongoing delays and deficiencies in producing financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. The Company does not believe that the termination of the Agreement will result in any material termination penalty or other liability to the Company.

The Company incurred costs related to the terminated acquisition of $53,957 during the year ended December 31, 2014 and $4,711 during the three months ended March 31, 2015.

Recent Developments

On February 3, 2015, the Company sold 20,000 shares of its common stock to PacificWave for an aggregate sales price of $20,000 ($1.00 per share). On March 25, 2015, the Company sold 40,000 shares of its common stock for $40,000 ($1.00 per share), consisting of 20,000 shares to Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder of the Company, and 20,000 shares to Allan Kronborg, an approximate 14.8% stockholder of the Company.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2014, the Company had a working capital deficiency of $17,659 and an accumulated deficit of $11,993,914. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU-2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Results of Operations

The Company has no revenue-generating operations during the years ended December 31, 2014 and 2013.

Years Ended December 31, 2014 and 2013

General and Administrative. For the year ended December 31, 2014, general and administrative costs were $82,163, which consisted of professional fees of $34,188, compensation to the Company’s officers and directors of $8,000, rent of $19,800, corporate filing fees of $16,282, insurance costs of $2,452 and other operating costs of $1,441.

For the year ended December 31, 2013, the Company incurred general and administrative costs of $18.

Costs Related to Terminated Acquisition. For the year ended December 31, 2014, costs related to terminated acquisition were $53,957, which consisted of accounting and legal fees. There were no costs related to the terminated acquisition incurred during the year ended December 31, 2013.

Gain from Reversal of Accounts Payable. At December 31, 2014, the Company recorded a gain of $34,040 resulting from the reversal of accounts payable that had been on the Company’s books since December 31, 2007 and as to which there had been no activity during the period subsequent to that date.

Net Loss. For the year ended December 31, 2014, the Company incurred a net loss of $102,268, as compared to a net loss of $18 for the year ended December 31, 2013.

Liquidity and Capital Resources – December 31, 2014

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of equity securities. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At December 31, 2014, the Company had a working capital deficit of $17,659, as compared to a working capital deficit of $65,174 at December 31, 2013, an increase in working capital of $47,515 for the year ended December 31, 2014. At December 31, 2014, the Company had cash of $6,390, as compared to $0 at December 31, 2013, an increase of $6,390 for the year ended December 31, 2014. The increase in working capital and cash during the year ended December 31, 2014 was the result of a private placement of the Company’s common stock in May 2014 that generated net proceeds of $125,731, as well as the reversal of $34,040 of old accounts payable at December 31, 2014.

Operating Activities. For the year ended December 31, 2014, operating activities utilized cash of $130,008, as compared to utilizing cash of $70 for the year ended December 31, 2013, an increase of $129,938, reflecting the costs incurred in 2014 with respect to the terminated acquisition and general and administrative expenses.

Investing Activities. The Company had no investing activities for the years ended December 31, 2014 and 2013.

Financing Activities. For the year ended December 31, 2014, financing activities totaled $136,398, which consisted of advances from former stockholders of $10,667 and gross proceeds of $140,303 received from the sale of 429,428 shares of the Company’s common stock in May 2014, less the payment of $14,572 of costs incurred relating to such sale of common stock. There were no financing activities during the year ended December 31, 2013.

Principal Commitments

The Company did not have any long-term commitments at December 31, 2014.

Off-Balance Sheet Arrangements

At December 31, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements and notes thereto and the related report of the Company’s independent registered public accounting firm are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, consisting of the Company’s principal executive and financial officer (who is the same person), to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, consisting of its principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal year covered by this report.

Based on the foregoing, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms, subject, however, to the constraint that the Company has limited cash resources and uncertain access to additional working capital, which periodically can and has caused the Company to be unable to compensate its accounting and finance professionals on a timely basis, which has thus caused the Company to fail to timely file its periodic reports with the SEC.

Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control system, such as the possibility of human error and the circumvention or overriding of internal controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

The Company underwent a change in control effective May 1, 2014, with the former sole officer and director resigning and a new sole officer and director being appointed. The Company’s management, consisting of its chief executive officer and chief financial officer (who is the same person), has evaluated the Company’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, as subsequently updated on May 14, 2013 and which became effective after December 15, 2014. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to: (1) insufficient segregation of duties in the Company’s finance and accounting functions due to limited personnel, and (2) inadequate corporate governance policies. During 2015, subject to working capital limitations, the Company intends to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or subsequent to the fourth quarter of the year ended December 31, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of all directors and executive officers of the Company as of December 31, 2014. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. The executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

The Company’s sole director and executive officer is as follows:

Name	Age	Positions Held with the Registrant
Bennett J. Yankowitz	59	President, Treasurer, Secretary and sole Director

Biographies of Directors and Executive Officers

Bennett J. Yankowitz was appointed as the President, Treasurer, Secretary and sole director of the Company on May 1, 2014. He is also Managing Partner of Hancock Ventures, LLC, a California-based manager of Single Oak Ventures, LP, a venture capital fund. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company, and was its Chief Executive Officer from 2008 to 2014. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has extensive background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to the law firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and Stroock & Stroock & Strook LLP. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars. It is anticipated that once the Company has consummated the acquisition of an operating company, Mr. Yankowitz may resign some or all of his offices and his directorship in the Company in favor of members of the operating company’s management.

Audit Committee

The Company does not presently have an audit committee, nor does it have a financial expert serving on its Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that the Company’s disclosure controls and procedures remain effective. The Company’s Code also defines the standard of conduct expected by the Company’s officers, directors and key employees. A copy of the Company’s Code of Ethics and Business Conduct will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, CoConnect, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended:

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors, executive officers and persons owning more than 10% of the Company’s common stock were complied with under Section 16(a) during 2014.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid for services in all capacities to the Company’s President and Executive Officers for the years ended December 31, 2014, 2013 and 2012.

	Annual Compensation				Long-Term Compensation
						Shares
				Other Annual	Restricted Stock Awards	Underlying Options Granted	All Other
Name and Position	Year	Salary	Bonus	Compensation	($)	(# Shares)	Compensation

York Chandler(1)	2014	—	—	—	—	—	$2,000
Former President,	2013	—	—	—	—	—	—
Chief Executive Officer
Chief Financial Officer
and Secretary

Robert K. Bench(2)	2013	—	—	—	—	—	—
Former, President,	2012	—	—	—	—	—	—
Chief Executive Officer
Chief Financial Officer
and Secretary

Mark L. Baum(3)	2012	—	—	—	—	—	—
Former Chairman, President,
Chief Executive Officer
Chief Financial Officer
and Secretary

Nathan Lord (4)	2013	—	—	—	—	—	—
Former President, Secretary, Treasurer and Director

Brad M. Bingham, Esq. (5)	2013	—	—	—	—	—	—
Former Director and	2012	—	—	—	—	—	—
Chairman, Chief,
Executive Officer
Chief Financial Officer
and Secretary

Bennett J. Yankowitz (6)	2014	—	—	—	—	—	$6,000
President, Secretary,
Treasurer and Director

(1)	On December 31, 2013, the Company’s Board of Directors appointed Mr. York Chandler as the Company’s President and Director. On May 1, 2014, Mr. Chandler resigned from his position as President and Director of the Company.

(2)	On October 11, 2012, the Company’s Board of Directors appointed Mr. Robert K. Bench as the Company’s President and Director. On April 8, 2012, Mr. Bench resigned from his position as President and Director of the Company.

(3)	On April 8, 2012, the Company’s Board of Directors appointed Mr. Mark L. Baum as the Company’s Principal Executive Officer and Director. On September 30, 2012, Mr. Baum resigned from his position as President and Director.

(4)	On January 22, 2013, the Company’s Board of Directors appointed Mr. Nathan Lord as the Company’s President, Secretary, Treasurer and Director. On December 31, 2013, Mr. Lord resigned from his position as President, Secretary, Treasurer and Director.

(5)	In October 2009, the Company’s Board of Directors appointed Mr. Bradly M. Bingham as the Company’s Chief Executive Officer and Director. In October 2011, Mr. Bingham resigned as Chief Executive Officer. On May 17, 2013, Mr. Bingham resigned from his position as Director.

(6)	On May 1, 2014, the Company’s Board of Directors appointed Mr. Bennett J. Yankowitz as the Company’s President, Secretary, Treasurer and Director.

Option Grants in 2013 and 2014 - Named Executive Officer

None.

Aggregated Option Exercises in 2013 and 2014 Option Values at December 31, 2013 and at 2014 - Named Executive Officer

None.

Employment Agreements; Compensation

The Company has not entered into any employment or compensation agreements or arrangements with its officers or directors. During the years ended December 31, 2014 and 2013, the Company did not have any full-time employees.

During the year ended December 31, 2014, the Company paid $6,000 to Mr. Yankowitz and $2,000 to Mr. Chandler. The Company did not make any payments to officers in 2012 or 2013.

Mr. Yankowitz is reimbursed for out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, certain information regarding beneficial ownership of the Company’s common stock (the only class of the Company’s voting equity securities issued and outstanding) by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers as a group. As of March 31, 2015, there were 3,239,428 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2015 pursuant to options, warrants, convertible debt or preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o CoConnect, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Officers, Directors and 5% stockholders

Bennett J. Yankowitz 468 North Camden Drive, Suite 350 Beverly Hills, California 90210	461,000	(3)	14.2%

All officers and directors as a group (one person)	461,000		14.2%

SJ Corporate Finance ApS Hvedevej 4 Smoerum 2765 Denmark	546,714		16.9%

Allan Kronborg Nellerodvej 65 3200 Helsinge Denmark	566,714	(1)	17.5%

Henrik Oerbekker
94 rue des Aubepines
L-1145 Luxembourg	331,000	(2)	10.5%

Devkom International, LLC Series V c/o Brian Alexander, Esq.
5151 Shoreham Place, Suite 200
San Diego, California 92122	275,000		8.5%

(1) Includes 481,000 shares of common stock owned by Mr. Kronborg and 85,714 shares of common stock held in Mr. Kronborg’s pension account at BIL Bank, as to which Mr. Kronborg is the beneficial owner.

(2) Includes 125,000 shares of common stock held in the name of PW Europe, of which Mr. Oerbekker is a Director, 145,000 shares of common stock held in the name of Richway Finance Limited, of which Mr. Oerbekker is a Managing Director, and 61,000 shares acquired by Mr. Oerbekker and gifted to his children Frederikke Oerbekker (15,250 shares), Sascha Oerbekker (15,250 shares), Sandra Oerbekker (15,250 shares) and Sophie Oerbekker (15,250 shares), over all of which Mr. Oerbekker disclaims voting and dispositive power.

(3) Mr. Yankowitz purchased 461,000 shares of common stock for an aggregate purchase price of $42,000 (approximately $0.09 per share) from PacificWave on May 1, 2014 (see “ITEM 1. BUSINESS – Change-in-Control Transaction”). The purchase price was evidenced by a promissory note due May 1, 2019 with interest at 3% per annum and secured by the purchased shares. The Company was not a party to this transaction.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Related Party Transactions

This section describes the material transactions that the Company has engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by the Company to be the beneficial owners of 5% or more of the Company’s common stock during the years ended December 31, 2014 and 2013.

Through April 30, 2014, certain prior stockholders advanced funds to the Company in order to fund its working capital requirements. During the years ended December 31, 2014 and 2013, such advances totaled $10,667 and $0, respectively. As of May 1, 2014 and December 31, 2013, such advances totaled $24,052 and $13,385, respectively. Pursuant to the terms of the SPA (see “ITEM 1. BUSINESS – Change-in-Control Transaction”), amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

In connection with the sale of shares of the Company’s common stock on May 21, 2014, the Company paid a company associated with one of the ultimate non-U.S. stockholders cash fees of $13,572 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the year ended December 31, 2014, the Company’s former sole officer and director through April 30, 2014, York Chandler, was paid cash compensation of $2,000.

Effective May 1, 2014, Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer. Mr. Yankowitz devotes approximately one-third of his time on an annual basis to matters involving the Company. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014 (subsequently amended to October 31, 2014). During the year ended December 31, 2014, the Company charged $6,000 to operations pursuant to this compensation arrangement.

Effective January 1, 2015, Bamboo Holdings, LLC, of which Mr. Yankowitz is the sole member and manager, entered into a month-to-month sublease for office space from the Company at the rate of $1,050 per month, which the Company believes approximates fair market value for such space.

PacificWave was involved in the transaction by which a change in control of the Company was effected on May 1, 2014 (see “ITEM 1. BUSINESS – Change-in-Control Transaction”). PacificWave has ongoing business relationships with PacifcWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd., SJ Corporate Finance ApS and Allan Kronborg, all of which are stockholders of the Company. However, PacificWave does not have any actual or beneficial ownership in or control of any of such stockholders and none of these stockholders have any actual or beneficial ownership in or control of PacificWave. While PacificWave does have a joint marketing arrangement with PacificWave Partners Europe sarl and PacificWave Partners UK Europe Ltd., and licenses to them the right to use the name “PacificWave” in Europe and certain other jurisdictions, these three entities remain independent companies and are not subject to joint ownership or control.

On February 3, 2015, the Company sold 20,000 shares of common stock to PacificWave for an aggregate sales price of $20,000 ($1.00 per share). On March 25, 2015, the Company sold 40,000 shares of its common stock for $40,000 ($1.00 per share), consisting of 20,000 shares to Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder of the Company, and 20,000 shares to Allan Kronborg, an approximate 14.8% stockholder of the Company.

On March 16, 2015, PacificWave loaned the Company $5,000 for working capital purposes pursuant to a short-term unsecured promissory note due March 31, 2015 with interest at 5%. The promissory note was repaid on March 23, 2015.

Henrik Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company While PacificWave does not have a formal contract with the Company, it has in the past provided and is expected to continue to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates. PacificWave and its principal, Henrik Rouf, owned an aggregate of 120,000 shares of the Company’s common stock at March 31, 2015, constituting 3.8% of the outstanding shares of common stock. Mr. Rouf has the sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(b)	Director Independence

The Company does not consider Mr. Yankowitz to be an “independent director,” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PLS CPA, A Professional Corp. acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2014 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by PLS CPA, A Professional Corp. in fiscal 2013 and 2014.

	2013(5)	2014
Audit Fees(1)	$—	$16,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$—	$16,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in the Company’s Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees represent fees related to Sarbanes-Oxley compliance work.

(5)	The Company did not file its 2012 or 2013 Annual Reports on Form 10-K, or any of its 2013 Quarterly Reports on Form 10-Q, when required. These documents were prepared, and the fees incurred in preparing them were generated, in 2014, as new management worked towards bringing the Company current in its periodic reporting requirements. Accordingly, the Company incurred no accounting fees in 2013.

All audit related services, tax services and other services rendered by PLS CPA, A Professional Corp. were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits:

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

COCONNECT, INC.

INDEX TO FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

CoConnect, Inc.

We have audited the accompanying balance sheets of CoConnect, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp. San Diego, California
April 30, 2015

COCONNECT, INC.

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$6,390	$—
Prepaid expenses and other current assets	24,128	—
Total current assets	30,518	—
Total assets	$30,518	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$46,517	$50,129
Other payables	1,660	1,660
Due to stockholders	—	13,385
Total current liabilities	48,177	65,174

Commitments and contingencies

Stockholders’ deficiency:
Series B preferred stock, $0.001 par value; authorized – 1,000,000 shares; issued and outstanding – no shares and 100,000 shares at December 31, 2014 and 2013, respectively	—	100
Common stock, $0.001 par value; authorized – 4,999,000,000 shares; issued and outstanding – 3,179,428 shares and 2,750,000 shares at December 31, 2014 and 2013, respectively	3,179	2,750
Additional paid-in capital	11,973,076	11,823,622
Accumulated deficit	(11,993,914)	(11,891,646)
Total stockholders’ deficiency	(17,659)	(65,174)
Total liabilities and stockholders’ deficiency	$30,518	$—

See accompanying notes to financial statements.

COCONNECT, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Revenues	$—	$—

Operating costs and expenses:
General and administrative	82,163	18
Costs related to terminated acquisition	53,957	—
Gain from reversal of accounts payable	(34,040)	—
Total operating expenses	102,080	18
Loss from operations	(102,080)	(18)
Interest expense	(213)	—
Interest income	25	—
Net loss	$(102,268)	$(18)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding – basic and diluted	3,013,539	2,750,000

See accompanying notes to financial statements.

COCONNECT, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2014 and 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2012	100,000	$100	2,750,000	$2,750	$11,823,622	$(11,891,628)	$(65,156)
Net loss	—	—	—	—	—	(18)	(18)
Balance, December 31, 2013	100,000	100	2,750,000	2,750	11,823,622	(11,891,646)	(65,174)
Shares cancelled	(100,000)	(100)	—	—	100	—	—
Debt contributed to capital by prior stockholders	—	—	—	—	24,052	—	24,052
Common stock sold in private placement	—	—	429,428	429	139,874	—	140,303
Costs related to private placement	—	—	—	—	(14,572)	—	(14,572)
Net loss	—	—	—	—	—	(102,268)	(102,268)
Balance, December 31, 2014	—	$—	3,179,428	$3,179	$11,973,076	$(11,993,914)	$(17,659)

See accompanying notes to financial statements.

COCONNECT, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(102,268)	$(18)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from reversal of accounts payable	(34,040)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses and other current assets	(24,128)	—
Increase (decrease) in -
Accounts payable and accrued expenses	30,428	(52)
Net cash used in operating activities	(130,008)	(70)

Cash flows from financing activities:
Proceeds from private placement	140,303	—
Payment of costs of private placement	(14,572)	—
Advances from prior stockholders	10,667	—
Net cash provided by financing activities	136,398	—

Cash:
Net increase (decrease)	6,390	(70)
Balance at beginning of period	—	70
Balance at end of period	$6,390	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$213	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Cancellation of preferred stock	$100	$—
Cancellation of debt to prior stockholders	$24,052	$—

See accompanying notes to financial statements.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

1. Business Operations

Business

CoConnect, Inc., a Nevada corporation, (the “Company”), currently has no operations, and has been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to the Company’s present stockholders. As it is expected that the closing of such a transaction will result in a change in control of the Company, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and the Company being considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become the financial statements of the Company for all periods presented.

Change-in-Control Transaction

On May 1, 2014, PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of the Company’s outstanding common stock for $210,000 (approximately $0.09 per share), plus legal fees of $20,000, from the Company’s stockholders at that time pursuant to a Share Purchase Agreement (the “SPA”). The 2,307,767 shares represented approximately 83.9% of the Company’s then outstanding shares of common stock. At closing, PacificWave also transferred a number of the purchased shares to certain person and entities providing services in connection with the change-in-control transaction. At the conclusion of this transaction, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the owners of an aggregate of 120,000 shares of the Company’s common stock, which constituted 4.4% of the outstanding shares of common stock at that time. The Company was not a party to these transactions.

Additional terms of the SPA provided for the surrender and cancellation of the 100,000 outstanding shares of the Company’s Series B preferred stock also held by the same stockholders, which represented all of the Company’s then outstanding shares of preferred stock. The SPA also stipulated that each of the selling stockholders waive any outstanding liabilities, claims, damages or obligations, contingent or otherwise, owed by the Company to the selling stockholders. Accordingly, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

Effective May 1, 2014, the Company’s sole officer and director at that time, York Chandler (who had been previously appointed on December 31, 2013), resigned, and Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer.

In conjunction with the aforementioned transaction with PacificWave, Mr. Yankowitz purchased 461,000 shares for an aggregate purchase price of $42,000 (approximately $0.09 per share) from PacificWave on May 1, 2014, reflecting approximately 16.8% of the outstanding shares of common stock at that time. The purchase price was evidenced by a promissory note due May 1, 2019 with interest at 3% per annum and secured by the purchased shares. The Company was not a party to this transaction. PacificWave and Mr. Yankowitz did not have any relationship with the Company prior to the aforementioned change-in-control transaction.

Henrik Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company While PacificWave does not have a formal contract with the Company, it has in the past provided and is expected to continue to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2014, the Company had a working capital deficiency of $17,659 and an accumulated deficit of $11,993,914. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

The Company is subject to U.S. federal and state income taxes. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2014, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Company is currently delinquent with respect to its U.S. federal income tax filings for the past several years.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Stock options and warrants vest and expire according to terms established at the grant date.

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

Options and warrants granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock options and warrants granted are estimated using the Black-Scholes option-pricing model.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2014 and 2013.

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2014 and 2013, the Company had no outstanding stock options, warrants, debt or securities that entitle the holders thereof to acquire shares of common stock.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU-2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Terminated Merger Transaction

On October 31, 2014, the Company entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) between the Company and the members (equity owners) of House of Knipschildt, LLC, a Connecticut limited liability company (“HOK”). The Agreement provided for the acquisition of all of the outstanding membership interests of HOK by the Company in exchange for 4,200,000 newly issued unregistered shares of the Company’s common stock. HOK is a privately owned manufacturer, wholesaler and retailer of hand-made and other high-end chocolate products, and is based in Norwalk, Connecticut. HOK has one retail store.

The Agreement provided for various conditions to closing, including the completion of a due diligence review by both the Company and HOK, completion of an audit of HOK’s financial statements and the absence of any material adverse change in the business, assets or condition (financial or otherwise) of either the Company or HOK. The Company also had the right to terminate the Agreement if satisfaction of any closing condition by December 15, 2014, or such later date as the parties may have agreed upon, became impossible (other than through the failure of the Company to comply with its obligations under the Agreement).  As a condition to the closing of the Agreement, the Company was required to complete a private placement of newly issued unregistered shares of the Company’s common stock for net proceeds of at least $900,000.

The 4,200,000 shares of common stock that were to be issued to the equity owners of HOK at closing would have constituted approximately 50.1% of the Company’s outstanding shares of common stock, after issuance of the new shares in the private placement.

On March 18, 2015, the Company elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during the Company’s due diligence review of HOK; (ii) ongoing delays and deficiencies in producing financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. The Company does not believe that the termination of the Agreement will result in any material termination penalty or other liability to the Company.

The Company incurred costs related to the terminated acquisition of $53,957 during the year ended December 31, 2014 and $4,711 during the three months ended March 31, 2015.

4. Gain from Reversal of Accounts Payable

At December 31, 2014, the Company recorded a gain of $34,040 resulting from the reversal of accounts payable that had been on the Company’s books since December 31, 2007 and as to which there had been no activity during the period subsequent to that date.

5. Stockholders’ Equity

Common Stock

On May 21, 2014, the Company sold 429,428 shares of common stock to PacificWave at $0.32672 per share for gross cash proceeds of $140,303. PacificWave resold the shares to five accredited investors who were non-U.S. residents in an exempt transaction. Costs associated with the sale of the shares amounting to $14,572 were charged to additional paid-in capital.

The share sale transaction was completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

Common Stock Warrants

On December 19, 2011, the Company issued 65,000 warrants to Brad M. Bingham, a director of the Company, and 15,000 warrants to Dave Hunt, the managing member of RVCA Partners, LLC, a principal stockholder of the Company at that time, for services rendered. The warrants entitled the holders to purchase shares of common stock at $0.50 per share and were exercisable for a period of two years. The closing price of the Company’s common stock on the grant date was $0.61 per share. The warrants were determined to have a fair value of $0.6018 per share based on the Black-Scholes option-pricing model using the following input variables: (1) discount rate - 0.24%; (2) expected warrant life – 2 years; (3) expected volatility - 345%; and (4) expected dividends - zero.

A summary of common stock warrant activity for the years ended December 31, 2014 and 2013 is presented below.

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2012	80,000	$0.500
Issued	—	—
Exercised	—	—
Expired	(80,000)	0.500
Warrants outstanding at December 31, 2013	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2014	—	$—	—

Prior Financing

In connection with certain capital raising efforts in 2011, the Company received funds from prospective investors aggregating $209,977. During 2012, the Company returned $208,317 of such funds to the investors, with the remaining $1,660 of such funds reflected in the Company’s balance sheet as other payables at December 31, 2014 and 2013.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are summarized below.

	December 31,
	2014	2013
Net operating loss carryforwards	$4,182,000	$4,146,000
Valuation allowance	(4,182,000)	(4,146,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014 and 2013, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2014 and 2013 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
U. S. federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

As of December 31, 2014, the Company had federal tax net operating loss carryforwards of approximately $11,949,000. The federal net operating loss carryforwards will expire at various dates from 2025 through 2034.

While the Company has not performed a formal analysis of the availability of its net operating loss carryforwards under Internal Revenue Code Sections 382 and 383, management expects that the Company’s ability to use its net operating loss carryforwards will be limited in future periods.

7. Related Party Transactions

Through April 30, 2014, certain prior stockholders advanced funds to the Company in order to fund its working capital requirements. During the years ended December 31, 2014 and 2013, such advances totaled $10,667 and $0, respectively. As of May 1, 2014 and December 31, 2013, such advances totaled $24,052 and $13,385, respectively. Pursuant to the terms of the SPA, amounts owed by the Company to such stockholders totaling $24,052 were recorded as a contribution to additional paid-in capital on May 1, 2014.

In connection with the sale of shares of the Company’s common stock on May 21, 2014, the Company paid a company associated with one of the ultimate non-U.S. stockholders cash fees of $13,572 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the year ended December 31, 2014, the Company’s former sole officer and director through April 30, 2014 was paid cash compensation of $2,000.

Effective May 1, 2014, Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer. Mr. Yankowitz devotes approximately one-third of his time on an annual basis to matters involving the Company. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014 (subsequently amended to October 31, 2014). During the year ended December 31, 2014, the Company recorded a charge to operations of $6,000 pursuant to this compensation arrangement.

Effective January 1, 2015, Bamboo Holdings, LLC, of which Mr. Yankowitz is the sole member and manager, entered into a month-to-month sublease for office space from the Company at the rate of $1,050 per month, which the Company believes approximates fair market value for such space.

8. Commitments and Contingencies

On August 10, 2014, the Company executed a month-to-month lease for office space beginning September 1, 2014 at a cost of $5,200 per month. Effective December 1, 2014, the lease was amended to reduce the space occupied and to reduce the monthly rental to $4,200.

9. Subsequent Events

Termination of Acquisition Agreement

On March 18, 2015, the Company elected to terminate its Agreement to acquire all of the outstanding membership interests of HOK, as described at Note 3.

Sale of Shares of Common Stock

On February 3, 2015, the Company sold 20,000 shares of common stock to PacificWave for an aggregate sales price of $20,000 ($1.00 per share). On March 25, 2015, the Company sold 40,000 shares of its common stock for $40,000 ($1.00 per share), consisting of 20,000 shares to Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder of the Company, and 20,000 shares to Allan Kronborg, an approximate 14.8% stockholder of the Company. The share sale transactions were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

Short-Term Loan

On March 16, 2015, PacificWave loaned the Company $5,000 for working capital purposes pursuant to a short-term unsecured promissory note due March 31, 2015 with interest at 5%. The promissory note was repaid on March 23, 2015.

SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015	COCONNECT, INC.
(Registrant)

	By:	/s/ BENNETT J. YANKOWITZ
	Name:	Bennett J. Yankowitz
	Title:	President and Treasurer
(Principal Executive and Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ BENNETT J. YANKOWITZ	President, Treasurer, Secretary and Director	April 30, 2015
Bennett J. Yankowitz	(Principal Executive and Financial/Accounting Officer)

26

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange on June 29, 1999 and incorporated herein by reference.
3.2	Bylaws, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange Commission on June 29, 1999 and incorporated herein by reference.
3.2	Code of Ethics, as filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on May 19, 2005.
31*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the SBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

27