Form 10-Q
period 2015-03-31
COCONNECT, INC.
filed 2018-01-04
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-26533

COCONNECT, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D565, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(424) 256-8560
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☐ Accelerated Filer
☐ Non-accelerated Filer ☐ Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of November 30, 2017, there were 4,633,761 shares of the registrant’s Common Stock outstanding.

COCONNECT, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COCONNECT, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$ 15	$ 6
Prepaid expenses and other current assets	3	19
Total current assets	18	25

Security deposit	5	5
Total assets	$ 23	$ 30

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 20	$ 30
Accrued expenses	4	18
Total current liabilities and total liabilities	24	48

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 3,239,428 shares and 3,179,428 shares issued; and outstanding as of March 31, 2015 and December 31,2014, respectively	3	3
Additional paid-in capital	12,033	11,973
Accumulated deficit	(12,037)	(11,994)
Total stockholders' deficit	(1)	(18)
Total liabilities and stockholders' deficit	$ 23	$ 30

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Operations
(Unaudited - In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$ -	$ -

Expenses:
General and administrative	43	12
Total expenses	43	12
Provision for income taxes	-	-
Net loss	$ (43)	$ (12)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	3,194,035	2,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (43)	$ (12)
Changes in assets and liabilities:
Prepaid expenses and other current assets	16	-
Accounts payable	(10)	2
Accrued expenses	(14)	-
Net cash flows used in operating activities	(51)	(10)
Cash flows from financing activities:
Proceeds from shareholder cash advances	-	10
Proceeds from issuance of common stock	60	-
Net cash flows provided by financing activities	60	10
Net change in cash	9	-
Cash at beginning of period	6	-
Cash at end of period	$ 15	$ -

Supplemental disclosure of cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

1.

Description of Business

CoConnect, Inc. is a Nevada corporation. We currently have no operations and have been engaged in efforts to identify an operating company to acquire or merge with through an equitybased exchange transaction. Since our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our stockholders. It is anticipated that the consummation by us of a merger transaction would result in a change in control which would be accounted for as a reverse merger. Accordingly, the operating company would be referred to as the legal acquiree and accounting acquirer, and we would be referred to as the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

Certain amounts in the fiscal 2014 financial statements have been reclassified to conform to the fiscal 2015 presentation.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2014. There were no material changes to our significant accounting policies during the interim period ended March 31, 2015.

3.

Going Concern

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2015, we incurred a net loss of approximately $43,000, had negative cash flows from operations of $51,000 and had a working capital deficit of $6,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and is investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

4.

New Accounting Pronouncement

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

5.

Related Party Transactions

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. During the three months ended March 31, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement requires Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $2,000 of sublease income was offset against our total rent expense of approximately $17,000 during the three months ended March 31, 2015 and is included in general and administrative expenses.

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited, a Gibraltar company, which is owned by our Assistant Secretary, for an aggregate sales price of $20,000.

On March 16, 2015, PacificWave Partners Limited loaned us $5,000 for working capital purposes pursuant to a short-term unsecured promissory note due March 31, 2015 with interest at 5%. The promissory note was repaid on March 23, 2015.

6.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. There were no potentially dilutive shares which would have the effect of being antidilutive.

7.

Stockholders’ Deficit

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited, for an aggregate sales price of $20,000. On March 25, 2015, we sold an additional 40,000 shares of our common stock to two significant stockholders for an aggregate amount of $40,000.

8.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of March 31, 2015 and December 31, 2014.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

9.

Legal Proceedings

Other than as stated herein, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

In May 2016, Investment Services V Devkom International, LLC (“Devkom”), one of our former controlling shareholders, filed a complaint in the Eighth Judicial District Court for Clark County, Nevada against us, PacificWave Partners Limited (“PWP”), PWP’s principal, Henrik Rouf, Bennett Yankowitz, our President and sole director, and Mr. Yankowitz’s former law firm. The complaint contained several claims for relief arising out of an alleged breach of a contract between Devkom and PWP for the purchase of a controlling interest in our stock in May 2014. The breach alleged was the failure of PWP to pay approximately $76,000 to Devkom under the terms of the contract. Other claims included breach of an implied escrow agreement, conversion, breach of fiduciary duty, and fraud. Devkom sought to recover general, exemplary and punitive damages. In August 2016, the Court dismissed the complaint without prejudice.

In June 2017, Devkom filed a similar complaint against the same defendants in the Superior Court of California for the County of San Diego. In June 2017, we and PWP filed a motion to quash the service of the summons and complaint in the action on the grounds that the Court has no jurisdiction over the Company or PWP and that service was defective. At the same time, Mr. Yankowitz and his former law firm filed demurrers to all of the causes of action specified in the complaint. A hearing on the motion to quash and the demurrers is scheduled for January 5, 2018.

10.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these unaudited condensed financial statements. Other than the legal proceedings discussed in Note 9, we did not have any material recognizable subsequent events during this period.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of CoConnect, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our fiscal year 2014 Form 10-K and the unaudited condensed financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

CoConnect, Inc., a Nevada corporation (the “Company”), has been engaged in efforts to identify an operating company which we can acquire or into which we can merge through an equity-based exchange transaction that would likely result in a change in control with respect to us. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2015, we incurred a net loss of approximately $43,000, had negative cash flows from operations of $51,000 and had a working capital deficit of $6,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Terminated Merger Transaction

On October 31, 2014, we entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) between us and the members (equity owners) of House of Knipschildt, LLC, a Connecticut limited liability company (“HOK”). The Agreement provided for the acquisition of all of the outstanding membership interests of HOK by us in exchange for 4,200,000 newly issued unregistered shares of our common stock. The Agreement provided for various conditions to closing. On March 18, 2015, we elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during our due diligence review of HOK; (ii) ongoing delays and deficiencies in producing financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. As a result of the termination of the Agreement, we were not subjected to any material termination penalties or other liabilities. During the three months ended March 31, 2015 and year ended December 31, 2014, we incurred costs related to the terminated acquisition of approximately $5,000 and $54,000, respectively.

Recent Developments

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited, a Gibraltar company, for an aggregate sales price of $20,000. On March 25, 2015, we sold an additional 40,000 shares of our common stock to two significant stockholders for an aggregate amount of $40,000.

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2014. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended March 31, 2015.

Results of Operations

Three Months Ended March 31, 2015 vs. March 31, 2014

Revenues

We had no revenue generating activities during the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $43,000 as compared with $12,000 for the prior year period, an increase of $31,000, or 258.3%. The increase is primarily a result of an increase in rent, professional fees and director and officer liability insurance.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $15,000. This represents an increase of $9,000 as compared to a cash balance of $6,000 as of December 31, 2014.

During the three months ended March 31, 2015, we had net cash outflows of $51,000 from operating activities as compared with net cash outflows of $10,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of professional fees, insurance costs and rent expense. We used an additional $41,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) net loss realized during the current period; and (ii) an approximate $24,000 reduction normal accounts payable and accrued expenses.

During the three months ended March 31, 2015, we had net cash inflows from financing activities of $60,000 as a result of the issuance of 60,000 shares of our common stock to three investors.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2015, we incurred a net loss of approximately $43,000, had negative cash flows from operations of $51,000 and had a working capital deficit of $6,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.

Controls and Procedures

The certificates of the Company’s principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2015, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Other than as stated herein, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

In May 2016, Investment Services V Devkom International, LLC (“Devkom”), one of our former controlling shareholders, filed a complaint in the Eighth Judicial District Court for Clark County, Nevada against us, PacificWave Partners Limited (“PWP”), PWP’s principal, Henrik Rouf, Bennett Yankowitz, our President and sole director, and Mr. Yankowitz’s former law firm. The complaint contained several claims for relief arising out of an alleged breach of a contract between Devkom and PWP for the purchase of a controlling interest in our stock in May 2014. The breach alleged was the failure of PWP to pay approximately $76,000 to Devkom under the terms of the contract. Other claims included breach of an implied escrow agreement, conversion, breach of fiduciary duty, and fraud. Devkom sought to recover general, exemplary and punitive damages. In August 2016, the Court dismissed the complaint without prejudice.

In June 2017, Devkom filed a similar complaint against the same defendants in the Superior Court of California for the County of San Diego. In June 2017, we and PWP filed a motion to quash the service of the summons and complaint in the action on the grounds that the Court has no jurisdiction over the Company or PWP and that service was defective. At the same time, Mr. Yankowitz and his former law firm filed demurrers to all of the causes of action specified in the complaint. A hearing on the motion to quash and the demurrers is scheduled for January 5. 2018.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith.
**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subjected to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoConnect, Inc.
By:	/s/ Bennet J. Yankowitz
Bennett J. Yankowitz President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Dated: January 4, 2018