Form 10-Q
period 2015-06-30
COCONNECT, INC.
filed 2018-01-04
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

COCONNECT, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COCONNECT, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$ -	$ 6
Prepaid expenses and other current assets	3	19
Total current assets	3	25

Security deposit	5	5
Total assets	$ 8	$ 30

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 21	$ 30
Accrued expenses	7	18
Related party advance	1	-
Total current liabilities and total liabilities	29	48

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 3,239,428 shares and 3,179,428 shares issued; and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	12,033	11,973
Accumulated deficit	(12,057)	(11,994)
Total stockholders' deficit	(21)	(18)
Total liabilities and stockholders' deficit	$ 8	$ 30

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Operations
(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -

Expenses:
General and administrative	20	18	63	31
Total expenses	20	18	63	31
Provision for income taxes	-	-	-	-
Net loss	$ (20)	$ (18)	$ (63)	$ (31)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	3,239,428	2,938,760	3,216,984	2,844,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (63)	$ (31)
Changes in assets and liabilities:
Prepaid expenses and other current assets	16	(25)
Accounts payable	(9)	(1)
Accrued expenses	(11)	-
Net cash flows used in operating activities	(67)	(57)
Cash flows from financing activities:
Proceeds from issuance of common stock	60	140
Payment of private placement costs	-	(15)
Proceeds from shareholder cash advances	-	11
Proceeds from related party advance	1	-
Net cash flows provided by financing activities	61	136
Net change in cash	(6)	79
Cash at beginning of period	6	-
Cash at end of period		$ 79

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Cancellation of preferred stock	$ -	$ -
Cancellation of debt to prior shareholders	$ -	$ 24

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

1.

Description of Business

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended June 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

Certain amounts in the fiscal 2014 financial statements have been reclassified to conform to the fiscal 2015 presentation.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2014. There were no material changes to our significant accounting policies during the interim period ended June 30, 2015.

3.

Going Concern

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2015, we incurred a net loss of approximately $63,000, had negative cash flows from operations of $67,000 and had a working capital deficit of $26,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

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

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

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

5.

Related Party Transactions

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. During the six months ended June 30, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement requires Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $3,000 and $5,000 of sublease income was offset against our total rent expense of approximately $4,000 and $21,000 during the three and six months ended June 30, 2015 and is included in general and administrative expenses.

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

On April 30, 2015, PacificWave Partners Limited provided us an advance of approximately $1,000 to pay certain regulatory fees and is included in our condensed balance sheet as of June 30, 2015.

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

8.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of June 30, 2015 and December 31, 2014.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and December 31, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2015, we incurred a net loss of approximately $63,000, had negative cash flows from operations of $67,000 and had a working capital deficit of $26,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Terminated Merger Transaction

On October 31, 2014, we entered into a Stock and Membership Interest Exchange Agreement (the “Agreement”) between us and the members (equity owners) of House of Knipschildt, LLC, a Connecticut limited liability company (“HOK”). The Agreement provided for the acquisition of all of the outstanding membership interests of HOK by us in exchange for 4,200,000 newly issued unregistered shares of our common stock. The Agreement provided for various conditions to closing. On March 18, 2015, we elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during our due diligence review of HOK; (ii) ongoing delays and deficiencies in producing financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. As a result of the termination of the Agreement, we were not subjected to any material termination penalties or other liabilities. During the three and six months ended June 30, 2015, we incurred costs related to the terminated acquisition of approximately $0 and $5,000, respectively.

Recent Developments

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited, a Gibraltar company, for an aggregate sales price of $20,000. On March 25, 2015, we sold an additional 40,000 shares of our common stock to two significant stockholders for an aggregate amount of $40,000.

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2014. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2015.

Results of Operations

Three Months Ended June 30, 2015 vs. June 30, 2014

Revenues

We had no revenue generating activities during the three months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $20,000 as compared with $18,000 for the prior year period, an increase of $2,000, or 11.1%. The increase is primarily a result of increased accounting fees.

Six Months Ended June 30, 2015 vs. June 30, 2014

Revenues

We had no revenue generating activities during the six months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $63,000 as compared with $31,000 for the prior year period, an increase of $32,000, or 103.2%. The increase is primarily a result of increased accounting fees, rent and director and officer liability insurance.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $0. This represents a decrease of $6,000 as compared to a cash balance of $6,000 as of December 31, 2014.

During the six months ended June 30, 2015, we had net cash outflows of $67,000 from operating activities as compared with net cash outflows of $57,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of professional fees, insurance costs and rent expense.

During the six months ended June 30, 2015, we had net cash inflows from financing activities of $61,000, primarily as a result of the issuance of 60,000 shares of our common stock to three investors for gross proceeds of $60,000 and an advance of $1,000 from PacificWave Partners Limited, our Secretary.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2015, we incurred a net loss of approximately $63,000, had negative cash flows from operations of $67,000 and had a working capital deficit of $26,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2015, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AdvanSource Biomaterials Corporation
By:	/s/ Bennet J. Yankowitz
Bennett J. Yankowitz President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Dated: January 4, 2018