Form 10-K
period 2015-12-31
COCONNECT, INC.
filed 2018-01-11
CIK 1088638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-26533
CoConnect, Inc.
(Exact name of registrant as specified in its charter)
Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3651 Lindell Road, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (424) 256-8560

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes ☐  No ☒

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐

Emerging growth company.    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

As of December 31, 2017, there were 4,633,761 shares of the registrant’s Common Stock outstanding. As of June 30, 2017, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $17,554,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

COCONNECT, Inc.

FORM 10-K

FOR THE YEAR ENDED December 31, 2015

PART I

Item 1.

Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “CoConnect,” we mean CoConnect, Inc.

Corporate History

The Company was originally incorporated in Alabama in December 1997. Our original business plan was to take over the assets of businesses involved in reorganizations through bankruptcies.

In 1997, we acquired Mobile Limited Liability Company as part of the confirmation of our Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code by the U.S. Bankruptcy Court for the Northern District of Texas. On August 6, 2000, we acquired all of the assets of Digital Wireless Systems, Inc. as part of the consummation of our confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Lack of funding forced us to abandon plans to revive the operations of both of these companies.

In 2000, we acquired three operating subsidiaries: Daybreak Auto Recovery, Inc., Rap Group and Voltage Vehicles. In 2002, we rescinded these acquisitions, and in October 2004, we cancelled the common shares that were to be issued for the acquisitions, which shares had been held in escrow. During 2002 and 2003, we had no operations other than to continue our efforts to liquidate certain telecommunications licenses, our only assets, in order to pay creditors who had judgments arising out of the aforementioned bankruptcies.

In August 2004, we reincorporated from Alabama to Nevada and changed our name to Advanced Wireless Communications, Inc.

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

On July 14, 2005, we rescinded the share exchange agreement with Heritage due to material omissions and misrepresentations that had been made by Heritage. As a result of the rescission, we cancelled the 30,000,000 shares of common stock previously issued to the stockholders of Heritage.

On December 21, 2005, through our newly formed wholly-owned subsidiary, Phoenix Asset Acquisition Corporation, we purchased selected assets of Phoenix Systems Corp. (“Phoenix”). The terms of the purchase included the issuance of 8,000,000 shares of common stock, of which 2,000,000 shares were being held in escrow until certain performance measures were achieved, a $50,000 cash payment, and the assumption of approximately $374,000 of Phoenix liabilities and approximately $49,000 in obligations related to real property leases. Effective December 31, 2005, the Phoenix transaction was rescinded by mutual agreement

On December 12, 2008, a majority of the holders of our common shares voted to authorize a 1-for-12,000 reverse split of our common stock, which became effective on January 12, 2009. As a result of the reverse split, our trading symbol was changed to “CCON” effective March 10, 2009.

Change-in-Control Transaction

On May 1, 2014, pursuant to a Share Purchase Agreement (the “SPA”), PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of our outstanding common stock from our stockholders of record for $210,000 (approximately $0.09 per share), plus legal fees of $20,000. The 2,307,767 shares represented approximately 83.9% of our then outstanding shares of common stock. At closing, PacificWave also transferred a number of the purchased shares to certain persons and entities providing services in connection with the change-in-control transaction. At the conclusion of this transaction, PacificWave and Mr. Henrik Rouf, its Managing Director and sole owner, became the owners of an aggregate of 120,000 shares of our common stock, which constituted 4.4% of the outstanding shares of common stock at that time. We were not a party to these transactions.

Additional terms of the SPA provided for the surrender and cancellation of all of the outstanding shares of our Series B preferred stock, totaling 100,000 shares in the aggregate. The SPA also stipulated that each of the selling stockholders waive any outstanding liabilities, claims, damages or obligations, contingent or otherwise, owed by us to the selling stockholders. Accordingly, amounts owed by us to such stockholders totaling approximately $24,000 were recorded as a contribution to additional paid-in capital on May 1, 2014.

Effective May 1, 2014, our sole officer and director at that time, Mr. York Chandler (who had been previously appointed on December 31, 2013), resigned, and Mr. Bennett J. Yankowitz was appointed as our sole director, President, Secretary and Treasurer.

In connection with the aforementioned transaction with PacificWave, Mr. Yankowitz purchased 461,000 shares for an aggregate purchase price of $42,000 (approximately $0.09 per share) from PacificWave on May 1, 2014, reflecting approximately 16.8% of the outstanding shares of our common stock at that time. The purchase price was evidenced by a promissory note due May 1, 2019 with interest at 3% per annum and secured by the purchased shares. We were not a party to this transaction. PacificWave and Mr. Yankowitz did not have any relationship with us prior to the aforementioned change-in-control transaction.

Mr. Rouf also serves as our Assistant Secretary. On July 15, 2015, we entered into an agreement with PacificWave to provide consulting and investment banking services to us, in particular with respect to raising capital for us and in identifying and evaluating potential acquisition candidates.

Current Business Operations

We currently have no operations, and have been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and are investigating various candidates to determine whether they would have the potential to add value for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing, media or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

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

Employees

As of December 31, 2015, we had no employees. Mr. Yankowitz has served as our sole officer and director since May 1, 2014, and devotes approximately 10% of his time on an annual basis to managing our matters.

Item 1A.

Risk Factors

Not applicable.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

None.

Item 3.

Legal Proceedings

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

A hearing on the motion to quash and the demurrers was held on January 5, 2018. The Court made a tentative ruling upholding our motion to quash, which if finalized, will have the effect of dismissing us as a defendant in the suit. A further hearing is scheduled for February 2, 2018.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common has been quoted on the Over-The-Counter-Bulletin Board under the symbol “CCON”. There is very limited trading in our stock. The stock market, in general, has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTCQB. Quotations from the OTC reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended 2015
	High	Low
4th Quarter	$ 5.01	$ 5.00
3rd Quarter	5.00	2.00
2nd Quarter	4.26	3.25
1st Quarter	4.01	3.50

	Year Ended 2014
	High	Low
4th Quarter	$ 4.25	$ 3.26
3rd Quarter	4.99	3.50
2nd Quarter	5.50	2.25
1st Quarter	2.25	0.50

As of November 30, 2017, we had approximately 4,728 stockholders of record. The last sale price as reported on the OTC Markets as of November 30, 2017, was $5.40. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any stock option or other equity compensation plans.

Recent Sales of Unregistered Securities

On February 3, 2015, we sold 20,000 shares of common stock to PacificWave Partners Limited for an aggregate sales price of $20,000, or $1.00 per share. On March 25, 2015, we sold an aggregate of 40,000 shares of our common stock for $40,000, or $1.00 per share. Of these 40,000 shares, 20,000 shares were purchased by Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder, and 20,000 shares were purchased by Allan Kronborg, an approximate 14.8% stockholder.

On November 23, 2015, we sold 946,666 shares of common stock to PacificWave Partners Limited for an aggregate sales price of approximately $946,000, or $1.00 per share. In addition, an additional 333,333 shares of our common stock and 114,334 shares of our common stock were reserved for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limiterd and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share.

The aforementioned transactions for the sale of our common stock were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the year ended December 31, 2015, we did not purchase any of our equity securities nor did any of our affiliates purchase our equity securities for themselves or on our behalf.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We currently have no operations, and have been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

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

The Agreement provided for various conditions to closing, including the completion of a due diligence review by us and HOK, completion of an audit of HOK’s financial statements and the absence of any material adverse change in the business, assets or condition of either party, financial or otherwise. We also had the right to terminate the Agreement by December 15, 2014, or such later date as the parties may have agreed upon, if satisfaction of any closing condition became impossible, other than through our failure to comply with our obligations under the Agreement. As a condition to the closing of the Agreement, we were required to complete a private placement of newly issued unregistered shares of our common stock resulting in net proceeds of at least $900,000.

The 4,200,000 shares of common stock that were to be issued to the equity owners of HOK at closing would have constituted approximately 50.1% of our outstanding shares of common stock, after issuance of the new shares in the private placement.

On March 18, 2015, we elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during our due diligence review of HOK; (ii) ongoing delays and deficiencies in HOK’s ability to produce financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. We do not believe that the termination of the Agreement will subject us to any material termination penalty or other liability.

During the years ended December 31, 2015 and 2014, we incurred costs of approximately $5,000 and $54,000, respectively, in connection with the termination of the proposed acquisition.

Sales of Unregistered Securities

On February 3, 2015, we sold 20,000 shares of common stock to PacificWave Partners Limited for an aggregate sales price of $20,000, or $1.00 per share. On March 25, 2015, we sold an aggregate of 40,000 shares of our common stock for $40,000, or $1.00 per share. Of these 40,000 shares, 20,000 shares were purchased by Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder, and 20,000 shares were purchased by Allan Kronborg, an approximate 14.8% stockholder. On November 23, 2015, we sold 946,666 shares of common stock to PacificWave Partners Limited for an aggregate sales price of approximately $946,000, or $1.00 per share. In addition, an additional 500,000 shares of our common stock were reserved for future issuance to one or more consultants in connection with future services to be rendered in connection with identifying, negotiating and conducting due diligence with respect to potential operating companies for acquisition by us and raising additional capital for us.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2015, we had a working capital deficiency of approximately $35,000 and an accumulated deficit of approximately $13,893,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately acquire or develop a commercially viable business. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $4,863,000 as of December 31, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•

Equity Transactions.  We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

•

Stock-Based Compensation.  We account for stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures.  We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term. Expected forfeitures based on historical forfeitures in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

For the Year Ended December 31, 2015 vs. December 31, 2014

Revenues

We had no revenue generating operations during the years ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $1,899,000 as compared with $102,000 for the prior year period, an increase of $1,797,000. The increase is primarily a result of the issuance of common stock in lieu of cash to PacificWave Partners Limited for consulting services rendered and stock-based compensation in connection with a stock option grant to our sole director and chief executive officer.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $0. This represents a decrease of $6,000 as compared to a cash balance of $6,000 as of December 31, 2014.

During the year ended December 31, 2015, we had net cash outflows of $68,000 from operating activities as compared with net cash outflows of $130,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of professional fees, insurance costs and rent expense.

During the year ended December 31, 2015, we had net cash inflows from financing activities of $62,000, primarily as a result of the issuance of 60,000 shares of our common stock to three investors for gross proceeds of $60,000 and an advance of $2,000 from PacificWave Partners Limited, which is owned by our Assistant Secretary.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of approximately $1,899,000, had negative cash flows from operations of approximately $68,000 and had a working capital deficit of approximately $35,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Commitments

We do not have any long-term commitments at December 31, 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. Adoption of this accounting guidance is not expected to have any significant impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15: (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016. Adoption of this accounting guidance is not expected to have any significant impact on our financial statements.

In January 2016, the FASB issued “ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments. This ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (v) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (vi) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this accounting guidance and do not expect any significant impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. This ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10, Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606 identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this ASU are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this ASU on a prospective basis. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this guidance will have on its financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

By letter dated April 13, 2016, we were informed by our independent registered public accounting firm, PLS CPA (“PLS”), that PLS was resigning as our independent registered public accounting firm.  PLS did not provide any reason for its resignation. Our board of directors did not recommend or approve the resignation.

The reports of PLS on our financial statements for the years ended December 31, 2013 and 2014 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, but did contain a paragraph referring to the uncertainty with respect to our ability to continue as a going concern. PLS did not issue a report on our financial statements for the year ended December 31, 2015.

During the years ended December 31, 2013 and 2014, and in the subsequent period through April 13, 2016, there were no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of PLS, would have caused PLS to make reference to the matter in its reports on our financial statements for such periods. During the years ended December 31, 2013 and 2014, and in the subsequent period through April 13, 2016, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.

On April 25, 2017, based on the decision of our board of directors, we approved the engagement of Paritz and Company, P.A. (“Paritz”) to serve as our independent registered public accounting firm.

Item 9A.

Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer, attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, include in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

The following table and text set forth the name of our director and executive officer as of December 31, 2015. The Board of Directors is comprised of only one class. Our director will serve until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. There are no family relationships between or among our director, executive officer or person nominated or charged by us to become a director or executive officer. Our executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief description of the business experience of our director and executive officer and an indication of directorships held by him in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

Our sole director and executive officer is as follows:

Name	Age	Positions Held with the Registrant
Bennett J. Yankowitz	62	President, Treasurer, Secretary and sole Director

Biographies of Directors and Executive Officers

Bennett J. Yankowitz was appointed as our President, Treasurer, Secretary and sole director on May 1, 2014. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and Stroock & Stroock & Strook LLP. He is also Managing Partner of Hancock Ventures, LLC, a California-based manager of Single Oak Ventures, LP, private investment fund. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company, and was its Chief Executive Officer from 2008 to 2014. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars. It is anticipated that once we have consummated the acquisition of an operating company, Mr. Yankowitz may resign some or all of his offices and his directorship in favor of members of the operating company’s management.

Audit Committee

We do not presently have an audit committee, nor do we have a financial expert serving on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and key employees. A copy of our Code of Ethics and Business Conduct will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, CoConnect, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31, 2015 and 2014.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted (Shares)	All Other Compensation
York Chandler (1) Former President, Chief Executive Officer, Chief Financial Officer and Secretary	2015	$ -	$ -	$ -	$ -	$ -	$ -
	2014	$ -	$ -	$ -	$ -	$ -	$ 2,000

Bennett J. Yankowitz (2) President, Secretary, Treasurer and Director	2015	$ -	$ -	$ -	$ -	$ -	$ -
	2014	$ -	$ -	$ -	$ -	$ -	$ 6,000

(1)	On December 31, 2013, our Board of Directors appointed Mr. York Chandler as our President and Director. On May 1, 2014, Mr. Chandler resigned from his position as our President and Director.
(2)	On May 1, 2014, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director.

Option Grants in 2015 and 2014 - Named Executive Officer

On November 20, 2015, our board of directors approved the grant to Mr. Yankowitz of a non-qualified stock option exercisable into 473,334 shares of our common stock. The stock option was issued as compensation for services provided to us and to be provided through December 31, 2015. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of 100%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $433,000 during the year ended December 31, 2015. There were no grants or stock options or issuances of warrants to named executive officers in the year ended December 31, 2014.

Option Exercises in 2015 and 2014

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2015 and 2014 we did not have any full-time employees.

During the year ended December 31, 2015 and 2014, we paid compensation to Mr. Yankowitz in the amount of $0 and $6,000, respectively, and to Mr. Chandler in the amount of $0 and $2,000, respectively, pursuant to consulting arrangements.

Mr. Yankowitz is reimbursed for certain out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2017, certain information regarding beneficial ownership of our common stock by (i) each person or entity who we know to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of November 30, 2017, there were 4,186,094 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of November 30, 2017 pursuant to options, warrants, convertible debt or preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bennett J. Yankowitz (3), (4) 468 North Camden Drive, Suite 350 Beverly Hills, California 90210	986,667	23.6%
All officers and directors as a group (one person)	986,667	23.6%

SJ Corporate Finance ApS Hvedevej 4 Smoerum 2765 Denmark	446,714	10.7%
Allan Kronborg (1) Nellerodvej 65 3200 Helsinge Denmark	466,714	11.1%
Carsten Jensen Tingskiftevej 5 2900 Hellerup, Denmark	358,722	8.6%
Henrik Rouf (5) 8, Boulevard Royal L-2449 Luxembourg	1,249,681	29.9%
Henrik Oerbekker (2) 94 rue des Aubepines L-1145 Luxembourg	944,430	22.6%
Advantage Luxembourg (6) 8, Boulevard Royal L-2449 Luxembourg	558,000	13.3%
Devkom International, LLC Series V c/o Brian Alexander, Esq. 5151 Shoreham Place, Suite 200 San Diego, California 92122	275,000	6.6%

(1) Includes 461,000 shares of common stock owned by Mr. Kronborg and 85,714 shares of common stock held in Mr. Kronborg’s pension account at BIL Bank, as to which Mr. Kronborg is the beneficial owner.

(2) Includes 156,097 shares of common stock held in the name of PW Europe, of which Mr. Oerbekker is a Director, 658,000 shares of common stock held in the name of Advantage Luxemburg S.A., of which Mr. Oerbekker is Director, and 61,000 shares acquired by Mr. Oerbekker and gifted to his children Frederikke Oerbekker (15,250 shares), Sascha Oerbekker (15,250 shares), Sandra Oerbekker (15,250 shares) and Sophie Oerbekker (15,250 shares), over all of which Mr. Oerbekker disclaims voting and dispositive power.

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

(4) On November 20, 2015,we authorized the issuance of a stock option to purchase 473,334 shares of its common stock to Mr. Yankowitz, its President and sole director. The stock option was issued as compensation for services provided to the Company and to be provided through December 31, 2015. The stock option has an exercise price of $0.15 per share, is immediately vested and will expire on November 20, 2020. On September 27, 2017, we authorized the issuance of a stock option to purchase 52,333 shares of our common stock to Mr. Yankowitz, our President and sole director. The stock option was issued as compensation for services provided and to be provided from January 1, 2016 through December 31, 2017. The stock option, which is immediately vested, has an exercise price of $0.15 per share and expires September 27, 2022.

(5) Includes 460,000 shares held by PacificWave Partners Limited, of which Mr. Rouf is Managing Director and sole beneficial owner, and 558,000 shares of common stock held in the name of Advantage Luxemburg S.A., of which Mr. Rouf is a Director.

(6) Messrs. Rouf and Oerbekker are Directors of Advantage Luxembourg S.A. These shares are also included as beneficially owned by Messrs. Rouf and Oerbekker.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2015 and 2014.

Through April 30, 2014, certain prior stockholders advanced us funds in order to fund our working capital requirements. During the year ended December 31, 2014, such advances totaled approximately $11,000. As of May 1, 2014, such advances totaled approximately $24,000. Pursuant to the terms of the SPA, amounts owed by us to such stockholders totaling approximately $24,000 were recorded as a contribution to additional paid-in capital on May 1, 2014.

In connection with the sale of shares of our common stock on May 21, 2014, we paid a company associated with one of the ultimate non-U.S. stockholders cash fees of approximately $14,000 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the year ended December 31, 2014, our former sole officer and director was paid cash compensation of $2,000 through April 30, 2014.

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. Mr. Yankowitz devotes approximately 10% of his time on an annual basis to matters involving us. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014 (subsequently amended to October 31, 2014). During the year ended December 31, 2014, we recorded a charge to operations of $6,000 pursuant to this compensation arrangement. Mr. Yankowitz received no compensation during the year ended December 31, 2015.

Effective January 1, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement, which was terminated during the three months ended June 30, 2015, required Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $7,000 of sublease income was offset against our total rent expense of approximately $21,000 during year ended December 31, 2015 and is included in general and administrative expenses.

During the year ended December 31, 2014, our former sole officer and director through April 30, 2014, Mr. York Chandler, was paid cash compensation of $2,000.

PacificWave was involved in a transaction by which a change in control of was effected on May 1, 2014 (see “ITEM 1. BUSINESS – Change-in-Control Transaction”). PacificWave has ongoing business relationships with PacifcWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd., SJ Corporate Finance ApS and Allan Kronborg, all of which are our stockholders. However, PacificWave does not have any actual or beneficial ownership in or control of any of such stockholders and none of these stockholders have any actual or beneficial ownership in or control of PacificWave. While PacificWave does have a joint marketing arrangement with PacificWave Partners Europe sarl and PacificWave Partners UK Europe Ltd., and licenses to them the right to use the name “PacificWave” in Europe and certain other jurisdictions, these three entities remain independent companies and are not subject to joint ownership or control.

On May 21, 2014, we sold 429,428 shares of common stock to PacificWave Partners Limited for gross cash proceeds of approximately $140,000. PacificWave resold these shares to five accredited investors who were non-U.S. residents in an exempt transaction.

On February 3, 2015, we sold 20,000 shares of common stock to PacificWave for an aggregate sales price of

$20,000, or $1.00 per share. On March 25, 2015, we sold an aggregate of 40,000 shares of our common stock for $40,000, or $1.00 per share. Of these 40,000 shares, 20,000 shares were purchased by Richway Finance Ltd., a Hong Kong company and an approximate 4.5% stockholder, and 20,000 shares were purchased by Allan Kronborg, an approximate 14.8% stockholder.

On November 23, 2015, we issued 946,666 shares of our common stock in lieu of cash for services rendered to PacificWave Partners Limited for an aggregate sales price of approximately $947,000.

On March 16, 2015, PacificWave loaned us $5,000 for working capital purposes pursuant to a short-term unsecured promissory note due March 31, 2015 with interest at 5%. The promissory note was repaid on March 23, 2015.

In addition, an additional 333,333 shares of our common stock and 114,334 shares of our common stock were reserved for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limiterd and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share.

During the year ended December 31, 2015, PacificWave Partners Limited provided us an advance of approximately $2,000 to pay certain regulatory fees and is included in our balance sheet as of December 31, 2015.

Mr. Henrik Rouf also serves as our Assistant Secretary. On July 15, 2015, we entered into an agreement with PacificWave to provide consulting and investment banking services to us, in particular with respect to raising capital for us and in identifying and evaluating potential acquisition candidates. PacificWave and Mr. Rouf beneficially owned an aggregate of 1,005,833 shares of our common stock as of December 31, 2015, constituting 24.0% of the outstanding shares of our common stock. Mr. Rouf has the sole power to vote, direct the vote, dispose and direct the disposition of 465,833 of these shares and shared power to vote, direct the vote, dispose and direct the disposition of the remaining 540,000 shares.

Director Independence

We do not consider Mr. Yankowitz to be an “independent director,” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

Item 14.

Principal Accounting Fees and Services

PLS CPA, A Professional Corp. (“PLS”) acted as our independent registered public accounting firm for the year ended December 31, 2014 and for the interim periods in such years. Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the year ended December 31, 2015 and for the interim periods in such years. The following table shows the fees that we incurred for audit and other services provided by Paritz and PLS for the years ended December 31, 2015 and 2014, respectively.

	2015	2014
Audit Fees - Paritz	$ 9,000	$ -
Audit Fees - PLS	-	17,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 11,000	$ 17,000

Audit Fees. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

Audit-related Fees. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

Tax Fees. Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. All other fees represent fees related to other than audit, audit-related, and tax fees.

All audit related services, tax services and other services rendered by Paritz and PLS were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 13.

(2)

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange on June 29, 1999 and incorporated herein by reference.
3.2	Bylaws, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange Commission on June 29, 1999 and incorporated herein by reference.
23.1	Consent of PLS CPA, A Professional Corp., Independent Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Filed herewith.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoConnect, Inc.:

We have audited the accompanying balance sheets of CoConnect, Inc. (the “Company”) as of December 31, 2015 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

January 10, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoConnect, Inc.:

We have audited the accompanying balance sheet of CoConnect, Inc. (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA, A Professional Corp.

San Diego, California

April 30, 2015

COCONNECT, INC.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$ -	$ 6
Prepaid expenses and other current assets	-	19
Total current assets	-	25

Security deposit	5	5
Total assets	$ 5	$ 30

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 33	$ 48
Related party advances	2	-
Total current liabilities and total liabilities	35	48

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 4,186,094 shares and 3,179,428 shares issued; and outstanding as of December 31, 2015 and 2014, respectively	4	3
Common stock to be issued	-	-
Additional paid-in capital	13,859	11,973
Accumulated deficit	(13,893)	(11,994)
Total stockholders' deficit	(30)	(18)
Total liabilities and stockholders' deficit	$ 5	$ 30

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Revenues	$ -	$ -

Expenses:
General and administrative	1,899	102
Total expenses	1,899	102
Provision for income taxes	-	-
Net loss	$ (1,899)	$ (102)

Net loss per common share, basic and diluted	$ (0.57)	$ (0.03)

Weighted average common shares outstanding, basic and diluted	3,327,157	3,013,539

The accompanying notes are an integral part of these financial statements.

CoConnect, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014
(In thousands except share amounts)

	Preferred Stock		Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2013	100,000	$ -	2,750,000	$ 3	-	$ -	$ 11,824	$ (11,892)	$ (65)
Shares cancelled	(100,000)	(-)					-	-	-
Debt contributed to capital by prior stockholders							24		24
Common stock issued in private placement			429,428	-			140		140
Costs related to private placement							(15)		(15)
Net loss								(102)	(102)
Balance at December 31, 2014	-	$ -	3,179,428	3	-	-	11,973	(11,994)	(18)
Common stock issued in private placement			60,000	-			60		60
Common stock issued for services			946,666	1			946		947
Common stock to be issued for services					447,667	-	447		447
Stock-based compensation							433		433
Net loss								(1,899)	(1,899)
Balance at December 31, 2015	-	$ -	4,186,094	$ 4	447,667	$ -	$ 13,859	$ (13,893)	$ (30)

The accompanying notes are an integral part of these financial statements.

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

COCONNECT, INC.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (1,899)	$ (102)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on accounts payable write-off	-	(34)
Stock-based compensation	433	-
Common stock issued for services	947	-
Common stock to be issued for services	447	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	19	(24)
Accounts payable and accrued expenses	(15)	30
Net cash flows used in operating activities	(68)	(130)
Cash flows from financing activities:
Proceeds from issuance of common stock	60	140
Payment of private placement costs	-	(15)
Proceeds from shareholder advances	-	11
Proceeds from related party advance	2	-
Net cash flows provided by financing activities	62	136
Net change in cash	(6)	6
Cash at beginning of year	6	-
Cash at end of year	$ -	$ 6

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Cancellation of preferred stock	$ -	$ -
Cancellation of debt to prior shareholders	$ -	$ 24

The accompanying notes are an integral part of these financial statements.

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

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

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. We expect that the closing of such a transaction would result in a change in control and be accounted for as a reverse merger, whereby the operating company would be considered as the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented. As of December 31, 2015, there was no transaction.

Change-in-Control Transaction

On May 1, 2014, PacificWave Partners Limited, a Gibraltar company (“PacificWave”), acquired 2,307,767 shares of our outstanding common stock for $210,000 (approximately $0.09 per share), plus legal fees of $20,000, from our stockholders at that time pursuant to a Share Purchase Agreement (the “SPA”). The 2,307,767 shares represented approximately 83.9% of our then outstanding shares of common stock. At closing, PacificWave also transferred a number of the purchased shares to certain person and entities providing services in connection with the change-in-control transaction. At the conclusion of this transaction, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the owners of an aggregate of 120,000 shares of our common stock, which constituted 4.4% of the outstanding shares of common stock at that time. We were not a party to these transactions

Additional terms of the SPA provided for the surrender and cancellation of the 100,000 outstanding shares of our Series B preferred stock also held by the same stockholders, which represented all of our then outstanding shares of preferred stock. The SPA also stipulated that each of the selling stockholders waive any outstanding liabilities, claims, damages or obligations, contingent or otherwise, owed by us to the selling stockholders. Accordingly, amounts owed by us to such stockholders totaling approximately $24,000 were recorded as a contribution to additional paid-in capital on May 1, 2014.

Effective May 1, 2014, our sole officer and director at that time, York Chandler (who had been previously appointed on December 31, 2013), resigned, and Bennett J. Yankowitz was appointed as our sole director and as its President, Secretary and Treasurer.

In connection with the aforementioned transaction with PacificWave, Mr. Yankowitz purchased 461,000 shares for an aggregate purchase price of $42,000 (approximately $0.09 per share) from PacificWave on May 1, 2014, reflecting approximately 16.8% of the outstanding shares of common stock at that time. The purchase price was evidenced by a promissory note due May 1, 2019 with interest at 3% per annum and secured by the purchased shares. We were not a party to this transaction. PacificWave and Mr. Yankowitz did not have any relationship with us prior to the aforementioned change-in-control transaction.

Henrik Rouf is Managing Director of PacificWave and also serves as our Assistant Secretary. On July 15, 2015, we entered into an agreement with PacificWave to provide consulting and investment banking services to us, in particular with respect to raising capital for us and in identifying and evaluating potential acquisition candidates.

2.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2015, our working capital deficiency was approximately $35,000 and our accumulated deficit was approximately $13,893,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues.

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

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

3.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Reclassifications

Certain amounts in the fiscal 2014 financial statements have been reclassified to conform to the fiscal 2015 presentation.

Cash

Our cash balances may periodically exceed federally insured limits. We have not experienced a loss in such accounts to date. We maintain our accounts with financial institutions with high credit ratings.

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

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that we have the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

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

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

We determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, we perform an analysis of the assets and liabilities at each reporting period end.

Income Taxes

We account for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, we recognize deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

We are subject to U.S. federal and state income taxes. As our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we currently operate or have operated in the past.

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2015, we had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

We are currently delinquent with respect to our U.S. federal income tax filings for the past several years.

Stock-Based Compensation

We periodically issue stock options and warrants to officers, directors and consultants for services rendered. Stock options and warrants vest and expire according to terms established at the grant date.

We account for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements on a straight-line basis over the vesting period of the awards.

We account for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options and warrants granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•

the stock option exercise price;

•

the expected term of the option;

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

•

the grant price of the our common stock, which is issuable upon exercise of the option;

•

the expected volatility of our common stock;

•

the expected dividends on our common stock; and

•

the risk free interest rate for the expected option term.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of our common stock on the date of grant.

Expected Term.  The expected term of options granted is calculated using our historical option exercise transactions and reflects the period of time that options granted are expected to be outstanding.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.  Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

We were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2015 and 2014 there were no potentially dilutive shares which would have the effect of being antidilutive.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. Adoption of this accounting guidance is not

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

expected to have any significant impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 states that Staff at the Securities and Exchange Commission would not object to an entity deferring or presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there were outstanding borrowings under the arrangement. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount under Concepts Statement 6. Debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. This amendment improves consistency with IFRS. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year.  Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

4.

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

The Agreement provided for various conditions to closing, including the completion of a due diligence review by us and HOK, completion of an audit of HOK’s financial statements and the absence of any material adverse change in the business, assets or condition (financial or otherwise) of either us or HOK. We also had the right to terminate the Agreement if satisfaction of any closing condition by December 15, 2014, or such later date as the parties may have agreed upon, became impossible (other than through our failure to comply with our obligations under the Agreement). As a condition to the closing of the Agreement, we were required to complete a private placement of newly issued unregistered shares of our common stock for net proceeds of at least $900,000.

The 4,200,000 shares of common stock that were to be issued to the equity owners of HOK at closing would have constituted approximately 50.1% of our outstanding shares of common stock, after issuance of the new shares in the private placement.

On March 18, 2015, we elected to terminate the Agreement for, among others, the following reasons: (i) numerous negative matters that came to light during our due diligence review of HOK; (ii) ongoing delays and deficiencies in producing financial statements for 2013 and 2014 in a form capable of being audited; and (iii) material adverse changes in HOK’s business, assets and financial condition. We do not believe we will subject to any material termination penalty or other liability as a result of the termination of the Agreement

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

We incurred costs related to the terminated acquisition of $5,000 and $54,000 during the years ended December 31, 2015 and 2014, respectively.

5.

Gain from Accounts Payable Write-off

As of December 31, 2014, we recorded a gain of approximately $34,000 on the write-off of accounts payable that no longer represented our obligation.

6.

Income Taxes

We are required to file federal and state income tax returns in the United States.  The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

We account for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position. We review and update our accrual as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2015	2014
Expected federal tax rate	(35.0%)	(35.0%)
Change in valuation allowance	35.0%	35.0%
Net loss	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse.  A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of our deferred tax assets as of December 31, 2015 and 2014 consists of the following:

	Years Ended December 31,
	2015	2014
Net operating loss carryforwards	$ 4,863,000	$ 4,198,000
Valuation allowance	(4,863,000)	(4,198,000)
Net deferred tax assets	$ -	$ -

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

Potential 382 Limitation

Our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and AMT that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred. If we have experienced an ownership change, utilization of the NOL and AMT would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL and AMT before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

As of December 31, 2015, we had federal tax net operating loss carryforwards of approximately $13,893,000. The federal net operating loss carryforwards will expire at various dates from 2026 through 2035.

As of December 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date.

For the years ended December 31, 2015 and 2014, we provided for no taxes in our statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

7.

Commitments and Contingencies

On August 10, 2014, we executed a month-to-month lease for office space beginning September 1, 2014 at a cost of approximately $5,000 per month. Effective December 1, 2014, the lease was amended to reduce the space occupied and to reduce the monthly rental to approximately $4,000 per month.

Effective January 1, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement, which was terminated during the three months ended June 30, 2015, required Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $7,000 of sublease income was offset against our total rent expense of approximately $21,000 during year ended December 31, 2015 and is included in general and administrative expenses.

8.

Related Party Transactions

Through April 30, 2014, certain prior stockholders advanced us funds in order to fund our working capital requirements. During the year ended December 31, 2014, such advances totaled approximately $11,000. As of May 1, 2014, such advances totaled approximately $24,000. Pursuant to the terms of the SPA, amounts owed by us to such stockholders totaling approximately $24,000 were recorded as a contribution to additional paid-in capital on

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

May 1, 2014.

In connection with the sale of shares of our common stock on May 21, 2014, we paid a company associated with one of the ultimate non-U.S. stockholders cash fees of approximately $14,000 for services rendered with respect to such financing, which were charged to additional paid-in capital.

During the year ended December 31, 2014, our former sole officer and director was paid cash compensation of $2,000 through April 30, 2014.

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. Mr. Yankowitz devotes approximately one-third of his time on an annual basis to matters involving us. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014 (subsequently amended to October 31, 2014). During the year ended December 31, 2014, we recorded a charge to operations of $6,000 pursuant to this compensation arrangement. Mr. Yankowitz received no compensation during the year ended December 31, 2015.

Effective January 1, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement, which was terminated during the three months ended June 30, 2015, required Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $7,000 of sublease income was offset against our total rent expense of approximately $21,000 during year ended December 31, 2015 and is included in general and administrative expenses.

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited, which is owned by our Assistant Secretary, for an aggregate sales price of $20,000.

On March 16, 2015, PacificWave Partners Limited loaned us $5,000 for working capital purposes pursuant to a short-term unsecured promissory note due March 31, 2015 with interest at 5%. The promissory note was repaid on March 23, 2015.

During the year ended December 31, 2015, PacificWave Partners Limited provided us an advance of approximately $2,000 to pay certain regulatory fees and is included in our balance sheet as of December 31, 2015.

On May 21, 2014, we sold 429,428 shares of common stock to PacificWave Partners Limited for gross cash proceeds of approximately $140,000. PacificWave resold these shares to five accredited investors who were non-U.S. residents in an exempt transaction.

On November 23, 2015, we sold 946,666 shares of common stock to PacificWave Partners Limited for an aggregate sales price of approximately $946,000, or $1.00 per share. In addition, an additional 333,333 shares of our common stock and 114,334 shares of our common stock were reserved for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limiterd and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share.

9.

Stockholders’ Equity

Common Stock

On May 21, 2014, we sold 429,428 shares of common stock to PacificWave Partners Limited at $0.32672 per share for gross cash proceeds of approximately $140,000. PacificWave Partners Limited resold the shares to five accredited investors who were non-U.S. residents in an exempt transaction. Costs associated with the sale of the shares amounted to approximately $14,000 and were charged to additional paid-in capital as of December 31, 2014.

On February 3, 2015, we sold 20,000 shares of our common stock to PacificWave Partners Limited for an aggregate sales price of $20,000. On March 25, 2015, we sold an additional 40,000 shares of our common stock to two significant stockholders for an aggregate amount of $40,000.

On November 23, 2015, we sold 946,666 shares of common stock to PacificWave Partners Limited for an aggregate sales price of approximately $946,000, or $1.00 per share. In addition, an additional 333,333 shares of our common stock and 114,334 shares of our common stock were reserved for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limiterd and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share.

The share sale transaction was completed in reliance on the exemptions provided by Section 4(2) of the

CoConnect, Inc.

Notes to Financial Statements

December 31, 2015

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

Common Stock Options

On November 20, 2015, our board of directors approved the grant to Mr. Yankowitz of a non-qualified stock option exercisable into 473,334 shares of our common stock. The stock option was issued as compensation for services provided to us and to be provided through December 31, 2015. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of 100%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $433,000 during the year ended December 31, 2015.

10.

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

A hearing on the motion to quash and the demurrers was held on January 5, 2018. The Court made a tentative ruling upholding our motion to quash, which if finalized, will have the effect of dismissing us as a defendant in the suit. A further hearing is scheduled for February 2, 2018.

11.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements. Other than the legal proceedings discussed in Note 10, we did not have any material recognizable subsequent events during this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 11, 2018	CoConnect, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 11, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President