Form 10-Q
period 2016-03-31
COCONNECT, INC.
filed 2018-01-12
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

COCONNECT, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COCONNECT, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$ -	$ -
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Security deposit	5	5
Total assets	$ 5	$ 5

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 36	$ 33
Related party advances	2	2
Total current liabilities and total liabilities	38	35

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 4,186,094 shares and 4,186,094 shares issued; and outstanding as of March 31, 2016 and December 31, 2015, respectively	4	4
Common stock to be issued	-	-
Additional paid-in capital	13,859	13,859
Accumulated deficit	(13,896)	(13,893)
Total stockholders' deficit	(33)	(30)
Total liabilities and stockholders' deficit	$ 5	$ 5

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Operations
(Unaudited - In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues	$ -	$ -

Expenses:
General and administrative	3	43
Total expenses	3	43
Provision for income taxes	-	-
Net loss	$ (3)	$ (43)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	4,186,094	3,194,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (3)	$ (43)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	16
Accounts payable and accrued expenses	3	(24)
Net cash flows used in operating activities	-	(51)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	60
Net cash flows provided by financing activities	-	60
Net change in cash	-	9
Cash at beginning of period	-	6
Cash at end of period	$ -	$ 15

Supplemental disclosure of cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended March 31, 2016.

3.

Going Concern

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, we incurred a net loss of approximately $3,000, had cash flows from operations of $0 and had a working capital deficit of $38,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

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

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

5.

Related Party Transactions

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. Mr. Yankowitz devotes approximately 10% of his time on an annual basis to matters involving us. On October 20, 2014, the Board of Directors authorized the payment of $1,000 per month to Mr. Yankowitz for such services, effective for the period from May 1, 2014 through December 31, 2014 (subsequently amended to October 31, 2014). This compensation arrangement was terminated effective January 1, 2015 and Mr. Yankowitz received no compensation during the three months ended March 31, 2016 and 2015, respectively.

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

During the year ended December 31, 2015, PacificWave Partners Limited provided us an advance of approximately $2,000 to pay certain regulatory fees and is included in our balance sheet as of March 31, 2016 and December 31, 2015.

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

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

8.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of March 31, 2016 and December 31, 2015.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and December 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of CoConnect, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our year ended 2015 Form 10-K and the unaudited condensed financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, we incurred a net loss of approximately $3,000, had cash flows from operations of $0 and had a working capital deficit of $38,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2015. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the quarter ended March 31, 2016.

Results of Operations

Three Months Ended March 31, 2016 vs. March 31, 2015

Revenues

We had no revenue generating activities during the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $3,000 as compared with $43,000 for the prior year period, a decrease of $40,000. The decrease is primarily a result of substantial cessation of operations.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had cash of $0 and $0, respectively.

During the three months ended March 31, 2016, we had net cash outflows of $0 from operating activities as compared with net cash outflows of $51,000 for the prior year period.

During the three months ended March 31, 2016, we had net cash inflows from financing activities of $0.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, we incurred a net loss of approximately $3,000, had cash flows from operations of $0 and had a working capital deficit of $38,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A hearing on the motion to quash and the demurrers was held on January 5. 2018. The Court made a tentative ruling upholding our motion to quash, which if finalized, will have the effect of dismissing us as a defendant in the suit. A further hearing is scheduled for February 2, 2018.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dated: January 12, 2018