Form 10-K
period 2016-12-31
COCONNECT, INC.
filed 2018-01-23
CIK 1088638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

FOR THE YEAR ENDED December 31, 2016

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

Employees

As of December 31, 2016, we had no employees. Mr. Yankowitz has served as our sole officer and director since May 1, 2014, and devotes approximately 10% of his time on an annual basis to managing our matters.

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

	Year Ended 2016
	High	Low
4th Quarter	$ 5.00	$ 4.00
3rd Quarter	5.00	3.00
2nd Quarter	4.90	3.00
1st Quarter	5.00	4.00

	Year Ended 2015
	High	Low
4th Quarter	$ 5.01	$ 5.00
3rd Quarter	5.00	2.00
2nd Quarter	4.26	3.25
1st Quarter	4.01	3.50

As of December 31. 2017, we had approximately 4,728 stockholders of record. The last sale price as reported on the OTC Markets as of November 30, 2017, was $5.40. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the years ended December 31, 2016 and 2015, we did not purchase any of our equity securities nor did any of our affiliates purchase our equity securities for themselves or on our behalf.

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

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2016, we had a working capital deficiency of approximately $45,000 and an accumulated deficit of approximately $13,903,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately acquire or develop a commercially viable business. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2016 and 2015. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $4,866,000 as of December 31, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended December 31, 2016 vs. December 31, 2015

Revenues

We had no revenue generating operations during the years ended December 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $10,000 as compared with $1,899,000 for the prior year period, a decrease of $1,889,000. The decrease is primarily a result of compensation in connection with the issuance of our commons stock in connection with services provided by our Assistant Secretary and stock-based compensation in connection with a stock option granted to our CEO during our fiscal year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $0. This represents no change as compared to a cash balance of $0 as of December 31, 2015.

During the year ended December 31, 2016, we had net cash outflows of $2,000 from operating activities as compared with net cash outflows of $68,000 for the prior year. Our uses of cash for operating activities have primarily consisted of professional fees and insurance costs.

During the year ended December 31, 2016, we had net cash inflows from financing activities of $2,000 as compared to net cash inflows of $62,000 during the year ended December 31, 2015. The decrease is a result of the issuance of 60,000 shares of our common stock to three investors for gross proceeds of $60,000 and an advance of $2,000 from PacificWave Partners Limited, which is owned by our Assistant Secretary, in our prior year.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, we incurred a net loss of approximately $10,000, had negative cash flows from operations of approximately $2,000 and had a working capital deficit of approximately $45,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Commitments

We do not have any long-term commitments at December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K. The information required by Item 8 is incorporated by reference herein from Item 15, “Exhibits and Financial Statement Schedules” of this report.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2016 and 2015, our internal control over financial reporting was not effective due to (i) insufficient segregation of our duties in the finance and accounting functions due to limited personnel, and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B.

Other Information

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

The following table and text set forth the name of our director and executive officer as of December 31, 2016. The Board of Directors is comprised of only one class. Our director will serve until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. There are no family relationships between or among our director, executive officer or person nominated or charged by us to become a director or executive officer. Our executive officer serves at the discretion of the Board of Directors, and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief description of the business experience of our director and executive officer and an indication of directorships held by him in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

Our sole director and executive officer is as follows:

Name	Age	Positions Held with the Registrant
Bennett J. Yankowitz	61	President, Treasurer, Secretary and sole Director

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

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31, 2016 and 2015.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted ($)	All Other Compensation
Bennett J. Yankowitz (1) President, Secretary, Treasurer and Director	2016	$ -	$ -	$ -	$ -	$ -	$ -
	2015	$ -	$ -	$ -	$ -	$ 433,000	$ -

(1)	On May 1, 2014, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director.

Option Grants in 2016 and 2015 - Named Executive Officer

There were no grants or stock options or issuances of warrants to named executive officers in the year ended December 31, 2016

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

Option Exercises in 2016 and 2015

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2016 and 2015 we did not have any full-time employees.

During the year ended December 31, 2016 and 2015, we paid compensation to Mr. Yankowitz in the amount of $0 and $0, respectively except as to stock options noted above.

Mr. Yankowitz is reimbursed for certain out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2017, certain information regarding beneficial ownership of our common stock by (i) each person or entity who we know to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of December 31, 2017, there were 4,633,761 shares of our common stock issued and outstanding, and currently exercisable options to purchase 525,667 shares of our common stock, for a total of 5,159,428 shares of common stock beneficially owned. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2017 pursuant to options, warrants, convertible debt or preferred stock or other rights are counted as outstanding. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bennett J. Yankowitz (3), (4) 468 North Camden Drive, Suite 350 Beverly Hills, California 90210	986,667	19.1%
All officers and directors as a group (one person)	986,667	19.1%

SJ Corporate Finance ApS Hvedevej 4 Smoerum 2765 Denmark	446,714	8.7%
Allan Kronborg (1) Nellerodvej 65 3200 Helsinge Denmark	466,714	9.0%
Carsten Jensen Tingskiftevej 5 2900 Hellerup, Denmark	358,722	7.0%
Henrik Rouf (5) 8, Boulevard Royal L-2449 Luxembourg	1,249,681	24.2%
Henrik Oerbekker (2) 94 rue des Aubepines L-1145 Luxembourg	944,430	18.3%
Advantage Luxembourg (6) 8, Boulevard Royal L-2449 Luxembourg	558,000	10.8%
Devkom International, LLC Series V c/o Brian Alexander, Esq. 5151 Shoreham Place, Suite 200 San Diego, California 92122	275,000	5.3%

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

(4) On November 20, 2015, we authorized the issuance of a stock option to purchase 473,334 shares of its common stock to Mr. Yankowitz, its President and sole director. The stock option was issued as compensation for services provided to the Company and to be provided through December 31, 2015. The stock option has an exercise price of $0.15 per share, is immediately vested and will expire on November 20, 2020. On September 27, 2017, we authorized the issuance of a stock option to purchase 52,333 shares of our common stock to Mr. Yankowitz, our President and sole director. The stock option was issued as compensation for services provided and to be provided from January 1, 2016 through December 31, 2017. The stock option, which is immediately vested, has an exercise price of $0.15 per share and expires September 27, 2022.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2016 and 2015.

Effective January 1, 2015, we entered into an office sublease arrangement with Bamboo Holdings, LLC (“Bamboo”). Bamboo is owned by Mr. Yankowitz. The sublease arrangement, which was terminated during 2015, required Bamboo to pay us approximately $1,000 per month, the approximate fair market value for such space. Approximately $7,000 of sublease income was offset against our total rent expense of approximately $21,000 during year ended December 31, 2015 and is included in general and administrative expenses.

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

Item 14.

Principal Accounting Fees and Services

PLS CPA, A Professional Corp. (“PLS”) acted as our independent registered public accounting firm for the year ended December 31, 2014 and for the interim periods in such years. Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the year ended December 31, 2016 and 2015 and for the interim periods in such years. The following table shows the fees that we incurred for audit and other services provided by Paritz and PLS for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees - Paritz	$ 9,000	$ 9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 9,000	$ 9,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 11.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoConnect, Inc.:

We have audited the accompanying balance sheets of CoConnect, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoConnect, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  As discussed in Note 2 to the financial statements, at December 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2016, our working capital deficiency was approximately $45,000 and our accumulated deficit was approximately $13,903,000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

January 23, 2018

COCONNECT, INC.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$ -	$ -
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Security deposit	5	5
Total assets	$ 5	$ 5

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 41	$ 33
Related party advances	4	2
Total current liabilities and total liabilities	45	35

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 4,186,094 shares issued; and outstanding as of December 31, 2016 and 2015, respectively	4	4
Common stock to be issued	-	-
Additional paid-in capital	13,859	13,859
Accumulated deficit	(13,903)	(13,893)
Total stockholders' deficit	(40)	(30)
Total liabilities and stockholders' deficit	$ 5	$ 5

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015
Revenues	$ -	$ -

Expenses:
General and administrative	10	1,899
Total expenses	10	1,899
Provision for income taxes	-	-
Net loss	$ (10)	$ (1,899)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.57)

Weighted average common shares outstanding, basic and diluted	4,186,094	3,327,157

The accompanying notes are an integral part of these financial statements.

CoConnect, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015
(In thousands except share amounts)

	Preferred Stock		Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2014	-	$ -	3,179,428	$ 3	-	$ -	$ 11,973	$ (11,994)	$ (18)
Common stock issued in private placement			60,000	-			60		60
Common stock issued for services			946,666	1			946		947
Common stock to be issued for services					447,667	-	447		447
Stock-based compensation							433		433
Net loss								(1,899)	(1,899)
Balance at December 31, 2015	-	-	4,186,094	4	447,667	-	13,859	(13,893)	(30)
Common stock issued in private placement
Common stock issued for services
Common stock to be issued for services
Stock-based compensation
Net loss								(10)	(10)
Balance at December 31, 2016	-	$ -	4,186,094	$ 4	447,667	$ -	$ 13,859	$ (13,903)	$ (40)

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (10)	$ (1,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	433
Common stock issued for services	-	947
Common stock to be issued for services	-	447
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	19
Accounts payable and accrued expenses	8	(15)
Net cash flows used in operating activities	(2)	(68)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	60
Proceeds from related party advance	2	2
Net cash flows provided by financing activities	2	62
Net change in cash	-	(6)
Cash at beginning of year	-	6
Cash at end of year	$ -	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. We expect that the closing of such a transaction would result in a change in control and be accounted for as a reverse merger, whereby the operating company would be considered as the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented. As of December 31, 2016, there was no transaction.

2.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2016, our working capital deficiency was approximately $45,000 and our accumulated deficit was approximately $13,903,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2016, we had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2016 and 2015 there were no potentially dilutive shares which would have the effect of being antidilutive.

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2016	2015
Expected federal tax rate	(35.0%)	(35.0%)
Change in valuation allowance	35.0%	35.0%
Net loss	0.0%	0.0%

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

Significant components of our deferred tax assets as of December 31, 2016 and 2015 consists of the following:

	Years Ended December 31,
	2016	2015
Net operating loss carryforwards	$ 4,866,000	$ 4,863,000
Valuation allowance	(4,866,000)	(4,863,000)
Net deferred tax assets	$ -	$ -

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

As of December 31, 2016, we had federal tax net operating loss carryforwards of approximately $13,903,000. The federal net operating loss carryforwards will expire at various dates from 2026 through 2035.

As of December 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date.

For the years ended December 31, 2016 and 2015, we provided for no taxes in our statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

5.

Commitments and Contingencies

We had no commitments or contingencies as of and for the year ended December 31, 2016.

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

6.

Related Party Transactions

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

On July 15, 2015, we entered into an agreement with PacificWave Partners Limited to provide consulting and investment banking services to us, in particular with respect to raising capital for us and in identifying and evaluating potential acquisition candidates. Henrik Rouf, who is our Assistant Secretary, is the Managing Director of PacificWave Partners Limited.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

During the year ended December 31, 2015, PacificWave Partners Limited provided us an advance of approximately $2,000 to pay certain regulatory fees and is included in our balance sheet as of December 31, 2016 and 2015.

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

7.

Stockholders’ Deficit

Common Stock

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

Common Stock Options

On November 20, 2015, our board of directors approved the grant to Mr. Yankowitz of a non-qualified stock option exercisable into 473,334 shares of our common stock. The stock option was issued as compensation for services provided to us and to be provided through December 31, 2015. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of 100%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $433,000 during the year ended December 31, 2015. There were no stock options issued in 2016.

8.

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

9.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements. Other than the legal proceedings discussed in Note 8, we did not have any material recognizable subsequent events during this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 23, 2018	CoConnect, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 23, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President