Form 10-Q
period 2017-09-30
COCONNECT, INC.
filed 2018-01-29
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

COCONNECT, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COCONNECT, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash	$ 6	$ -
Total current assets	6	-

Security deposit	5	5
Total assets	$ 11	$ 5

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 18	$ 41
Deferred transaction costs	50	-
Related party advance	-	4
Total current liabilities and total liabilities	68	45

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 4,633,761 shares and 4,186,094 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	13,907	13,859
Accumulated deficit	(13,968)	(13,903)
Total stockholders' deficit	(57)	(40)
Total liabilities and stockholders' deficit	$ 11	$ 5

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Operations
(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$ -	$ -	$ -	$ -

Expenses:
General and administrative	52	3	65	8
Total expenses	52	3	65	8
Provision for income taxes	-	-	-	-
Net loss	$ (52)	$ (3)	$ (65)	$ (8)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	4,195,933	4,186,094	4,189,386	4,186,094

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (65)	$ (8)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	48	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(23)	6
Net cash flows used in operating activities	(40)	(2)
Cash flows from financing activities:
Proceeds from deferred transaction costs	50	-
Proceeds from (repayments of) related party advance	(4)	2
Net cash flows provided by financing activities	46	2
Net change in cash	6	-
Cash at beginning of period	-	-
Cash at end of period	$ 6	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2017

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended September 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended September 30, 2017.

3.

Going Concern

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, we incurred a net loss of approximately $65,000, had negative cash flows from operations of approximately $40,000 and had a working capital deficit of approximately $62,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

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

September 30, 2017

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

5.

Deferred Transaction Costs

In April 2017, we received a non-refundable commitment fee of $50,000 from a third-party pursuant to a non-binding letter of intent to enter into a proposed merger transaction. The terms of the letter of intent provided for the non-refundable commitment fee to be used for specific payments of accounts payable and costs related to the proposed transaction. As of September 30, 2017, no merger transaction had been effected.

6.

Related Party Transactions

Effective May 1, 2014, Bennett J. Yankowitz was appointed as our President, Secretary, Treasurer and sole director. Mr. Yankowitz devotes approximately 10% of his time on an annual basis to matters involving us with no compensation.

During the three months ended March 31, 2017, Bamboo Holdings, LLC, which is owned by Mr. Yankowitz, advanced us approximately $1,000 for working capital purposes, which was repaid during the three months ended June 30, 2017. As of September 30, 2017 there were no amounts payable to Bamboo Holdings, LLC.

Prior to December 31, 2016, PacificWave Partners Limited had advanced us approximately $4,000 for working capital purposes, which was repaid during the three months ended June 30, 2017. As of September 30, 2017 and December 31, 2016, our advances payable to PacificWave Partners Limited was $0 and approximately $4,000, respectively.

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limiterd and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. During the three months ended September 30, 2017 we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf.

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

8.

Stockholders’ Deficit

Common Stock

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. During the three months ended September 30, 2017 we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf.

COCONNECT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2017

Common Stock Options

On September 28, 2017, Mr. Yankowitz, our chief executive officer and sole director, approved the grant of a non-qualified stock option exercisable into 52,333 shares of our common stock to himself. The stock option was issued as compensation for services provided to us and to be provided through September 30, 2017. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of approximately 99%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $48,000 during the three months ended September 30, 2017.

9.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of September 30, 2017 and December 31, 2016.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2017 and December 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

September 30, 2017

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, we incurred a net loss of approximately $65,000, had negative cash flows from operations of approximately $40,000 and had a working capital deficit of approximately $62,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Recent Developments

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. On September 28, 2017, we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2016. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the quarter ended September 30, 2017.

Results of Operations

Three Months Ended September 30, 2017 vs. September 30, 2016

Revenues

We had no revenue generating activities during the three months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were approximately $52,000 as compared with approximately $3,000 for the prior year period, an increase of approximately $49,000. The increase is primarily a result of stock-based compensation in connection with a stock option granted to our CEO.

Nine Months Ended September 30, 2017 vs. September 30, 2016

Revenues

We had no revenue generating activities during the nine months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $65,000 as compared with approximately $8,000 for the prior year period, an increase of approximately $57,000. The increase is primarily a result of professional fees incurred in the preparation of financial statements and stock-based compensation in connection with a stock option granted to our CEO.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, we had cash of approximately $6,000 and $0, respectively.

During the nine months ended September 30, 2017, we had net cash outflows of approximately $40,000 from operating activities as compared with net cash outflows of approximately $2,000 for the prior year period. The net increase in cash outflows of approximately $38,000 from the prior year period is primarily a result the payment of professional and accounting fees during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we had net cash inflows from financing activities of approximately $46,000 due to the deferred transaction costs of $50,000 received in connection with a non-binding letter of intent to be used in connection with a contemplated merger transaction.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, we incurred a net loss of approximately $65,000, had negative cash flows from operations of approximately $40,000 and had a working capital deficit of approximately $62,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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