Form 10-K
period 2017-12-31
COCONNECT, INC.
filed 2018-04-16
CIK 1088638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-26533
CoConnect, Inc.
(Exact name of registrant as specified in its charter)
Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1450 W. Peachtree NW, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (678) 420-4000

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes ☒  No ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Emerging growth company.    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of March 31, 2018, there were 33,870,250 shares of the registrant’s Common Stock outstanding. As of June 30, 2017, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $17,554,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

COCONNECT, Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

INDEX

PART I		Page
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Mine Safety Disclosures	13
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information	21
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	26
PART IV
Item 15.	Exhibits, Financial Statement Schedules	27
Item 16.	Form 10-K Summary	27

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

Change-in-Control Transaction

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) CoConnect Inc., a Nevada Corporation (“CoConnect”), (ii) Mastermind Involvement Marketing, a Georgia joint venture (“MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to CoConnect all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from CoConnect twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) of CoConnect ’s common stock, $.001 par value (the “CoConnect Common Stock”) representing eighty-five percent (85%) of the total outstanding CoConnect Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became the controlling shareholders of CoConnect and CoConnect became a wholly-owned subsidiary of the Company.

Prior to the Business Combination, we were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result of the Business Combination, we ceased to be a “shell company.” The information contained in this Report constitutes the information necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (“Securities Act”).

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein and is incorporated herein by reference.

Business Operations Prior to Business Combination

Prior to the Business Combination described above, which was consummated on February 14, 2018, we had no operations, and were engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction.

Employees

As of December 31, 2017, we had no employees. Mr. Yankowitz has served as our sole officer and director from May 1, 2014 through February 14, 2018 and devoted approximately 10% of his time on an annual basis to managing our matters.

Item 1A.

Risk Factors

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive. Investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. You should carefully consider the following risk factors, as well as the other information included in this Report. In particular, please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to Capital Structure

There is no assurance of an active established public trading market, which would adversely affect the ability of the Company’s investors to sell their securities in the public market.

Although the Company’s common stock is registered under the Exchange Act and is traded on the OTC Market, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Market, also known as the “Pink Sheets,” is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Prices for securities traded solely on the OTC Market may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for the Company’s common stock will be influenced by a number of factors, including:

•

The Company’s ability to obtain additional financing and the terms thereof;

•

The Company’s financial position and results of operations;

•

Any litigation against the Company;

•

Possible regulatory requirements on the Company’s business;

•

The issuance of new debt or equity securities pursuant to a future offering;

•

Competitive developments;

•

Variations and fluctuations in the Company’s operating results;

•

Change in financial estimates by securities analysts;

•

The depth and liquidity of the market for the Company’s common stock;

•

Investor perceptions of the Company; and

•

General economic and business conditions.

Shares eligible for future sale may adversely affect the market price of the Company’s common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of the Company’s common stock.

In excess of eighty-five percent (85%) of the shares of common stock issued and outstanding are owned by three stockholders who will be eligible to sell some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations commencing in one year. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a six-month holding period commencing one year after the Company is no longer a shell company. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Holders in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•

not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•

taking advantage of an extension of time to comply with new or revised financial accounting standards;

•

reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•

exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we will be or become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as an advisory shareholder vote to approve of our executives’ compensation (or Say on Pay), proxy access, and an advisory shareholder vote on how often we should include a Say on Pay proposal in our proxy materials for future annual shareholder meetings or any special shareholder meeting for which we must include executive compensation information in the proxy statement for that meeting. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

As a result of disclosure in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel. If the results of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Risks Relating to our Business and Industry

A significant majority of our outstanding ordinary shares are held by a small number of shareholders, which may have significantly greater influence on us due to the size of their shareholdings relative to other shareholders.

As of the date of this Report, MM Inc., Advize, and Villanta, beneficially own approximately 51%, 8.5%, 25.5%, respectively, of the outstanding ordinary shares of the Company. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

Digital and Social Marketing is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected. The econcomy affects corporate spending on digital and social marketing and any downturn could reduce the amount spent in these areas and our revenue.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising including companies that have in-house marketing groups. Currently, we consider our primary competitors to be Sapient Corporation d/b/a Sapient, Razorfish, DigitasLBi, and other digital/social agencies that work with fortune 500 brands. If our competitors are successful in providing similar or better services compared to ours, we could experience a significant decline in revenue.

Additionally, many of our competitors are significantly larger than us and have more financial resources to develop new products and programs. Our business could be affected if one of our competitors or a new entrant to the market develops similar products and programs through similar marketing channels. This could result in lower sales as well as pricing competition which could adversely affect the Company’s results from operations.

Government regulation and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business, results of operations and financial position.

Government regulation and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business, results of operations and financial position.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices and claims, which could cause our clients affected by such actions to reduce their spending on our services. Any regulatory or judicial action that affects our ability to meet our clients' needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial position.

Further, laws and regulations, related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of new communications technologies and the use of current communications technologies as advertising mediums. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial position.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience including being at a higher cost due to a rising rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

We operate in an ever-evolving industry and changes to it can have a material effect on our business model which makes it difficult to evaluate our business and prospects.

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain current revenue levels or growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•

maintain and expand client relationships;

•

sustain and increase the number of visitors to our websites;

•

sustain and grow relationships with third-party website publishers and other sources of web visitors;

•

manage our expanding operations and implement and improve our operational, financial and management controls;

•

raise capital at attractive costs, or at all;

•

acquire and integrate websites and other businesses;

•

successfully expand our footprint in our existing client verticals and enter new client verticals;

•

respond effectively to competition and potential negative effects of competition on profit margins;

•

attract and retain qualified management, employees and independent service providers;

•

successfully introduce new processes and technologies and upgrade our existing technologies and services;

•

protect our proprietary technology and intellectual property rights; and

•

respond to government regulations relating to the Internet, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

If we do not effectively manage our growth, our operating performance will suffer and we may lose clients.

We have experienced rapid growth in our operations and operating locations, and we expect to experience continued growth in our business, both through acquisitions and internal growth. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth and acquisitions may make it more difficult for us to accomplish the following:

•

successfully scale our technology to accommodate a larger business and integrate acquisitions;

•

maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•

maintain our client service standards; and

•

develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations.

The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose clients, third-party website publishers and key personnel.

We depend upon Internet search companies to attract a significant portion of the visitors to our websites, and any change in the search companies’ search algorithms or perception of us or our industry could result in our websites being listed less prominently in either paid or algorithmic search result listings, in which case the number of visitors to our websites and our revenue could decline.

We depend in significant part on various Internet search and social media companies, such as Google, Facebook, Twitter, Instagram, Snap and others to distribute messaging and marketing of our clients. These websites typically allow for viral and paid distribution through algorithmic and paid listings. Algorithmic, or organic, postings/listings are determined and displayed solely by a set of formulas designed by the respective social/search companies. Paid listings can be purchased and then are displayed if based on a user’s search/post. Placement on these services is generally not determined solely on the price, but also takes into account the search engines’ assessment of the quality of website featured in the paid listing and other factors. We rely on both algorithmic and paid results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.

Our ability to maintain the number of visitors to our clients’ social properties and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites/social platforms. If visits/views to our websites/social platforms decrease, we may need to resort to more costly sources to replace lost visitors/engagement, and such increased expense could adversely affect our business and profitability.

If we are unable to retain the members of our management team or attract and retain qualified management team members in the future, our business and growth could suffer.

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time with minimal notice. We also may need to hire additional management team members to adequately manage our growing business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. If we lose the services of any of our senior managers or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.

Our performance depends on the talents and efforts of our employees specifically our CEO, Dan Dodson, EVP Michael Gelfond, and SVP Ricardo Rios. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We have found it difficult from time to time to locate and hire suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their stock option grants. Employees may be more likely to leave us following our initial public offering as a result of the establishment of a public market for our common stock. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive. We expect this competition to continue to increase in the future. We perceive only limited barriers to entry to the online marketing industry. We compete both for clients and for limited high-quality advertising inventory. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price, and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•

online marketing or media services providers;

•

offline and online advertising agencies;

•

major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

•

other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•

website publishers with their own sales forces that sell their online marketing services directly to clients;

•

in-house marketing groups at current or potential clients;

•

offline direct marketing agencies; and

•

television, radio and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

If the market for online marketing services fails to continue to develop, our future growth may be limited and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, our ability to grow our business may be limited and our revenue may decrease.

Third-party website publishers can engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from media advertising that we purchase from third-party website publishers. Some of these publishers are authorized to display our clients’ brands, subject to contractual restrictions. In the past, some of our third-party website publishers have engaged in activities that certain of our clients have viewed as harmful to their brands, such as displaying outdated descriptions of a client’s offerings or outdated logos. Any activity by publishers that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, the law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party website publishers. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party website publishers.

Poor perception of our business or industry as a result of the actions of third parties could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that our clients’ customers may view as unlawful or inappropriate. These activities, such as spyware or deceptive promotions, by third parties may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

Because many of our client contracts can be cancelled by the client with little prior notice or penalty, the cancellation of one or more contracts could result in an immediate decline in our revenue.

We derive our revenue from contracts with our Internet marketing clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, renegotiation, cancellation, or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of our revenue, is difficult to anticipate and could result in an immediate decline in our revenue.

Unauthorized access to or accidental disclosure of consumer personally-identifiable information that we collect may cause us to incur significant expenses and may negatively impact our credibility and business.

There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors and attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, technical measures and patents to protect our proprietary rights. We currently have one patent application pending in the United States and no issued patents. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

If we are unable to price our services appropriately, our margins and revenue may decline.

Our clients purchase our services according to a variety of pricing formulae, the vast majority of which are based on pay for performance, meaning clients pay only after we have delivered the desired result to them. Regardless of how a given client pays us, we ordinarily pay the vast majority of the costs associated with delivering our services to our clients according to contracts and other arrangements that do not always condition payment to vendors upon receipt of payments from our clients. This means we typically pay for the costs of providing our marketing services before we receive payment from clients. Additionally, certain of our marketing services costs are highly variable and may fluctuate significantly during each calendar month. Accordingly, we run the risk of not being able to recover the entire cost of our services from clients if pricing or other terms negotiated prior to the performance of services prove less than the cost of performing such services. We have experienced situations in the past where we incurred losses in the delivery of our services to specific clients. If we are unable to avoid recurrence of similar situations in the future through negotiation of profitable pricing and other terms, our results of operations will suffer.

Changes in government regulation and industry standards applicable to the Internet and our business could decrease demand for our technologies and services or increase our costs.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could increase the costs of conducting business on the Internet and could decrease demand for our technologies and services.

In the United States, federal and state laws have been enacted regarding copyrights, sending of unsolicited commercial email, user privacy, search engines, Internet tracking technologies, direct marketing, data security, children’s privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, taxation and acceptable content and quality of goods. Other laws and regulations may be adopted in the future. Laws and regulations, including those related to privacy and use of personal information, are changing rapidly outside the United States as well which may make compliance with such laws and regulations difficult and which may negatively affect our ability to expand internationally. This legislation could: (i) hinder growth in the use of the Internet generally; (ii) decrease the acceptance of the Internet as a communications, commercial and advertising medium; (iii) reduce our revenue; (iv) increase our operating expenses; or (v) expose us to significant liabilities.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. While we actively monitor this changing legal and regulatory landscape to stay abreast of changes in the laws and regulations applicable to our business, we are not certain how our business might be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, libel, obscenity and export or import matters to the Internet advertising industry. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. It may take years to determine how existing laws apply to the Internet and Internet marketing. Such uncertainty makes it difficult to predict costs and could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Limitations on our ability to collect and use data derived from user activities could significantly diminish the value of our services and cause us to lose clients and revenue.

When a user visits our websites, we use technologies, including “cookies”, to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

We create original content for our websites and marketing messages and distribute third-party content on our websites and in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information. It is also possible that our website visitors could make claims against us for losses incurred in reliance upon information provided on our websites. In addition, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted to our websites by users and other third parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

We rely on Internet bandwidth and data center providers and other third parties for key aspects of the process of providing services to our clients, and any failure or interruption in the services and products provided by these third parties could harm our business.

We rely on third-party vendors, including data center and Internet bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third parties.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could cause us to lose clients and harm our operating results.

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately and/or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events.

Any constraints on the capacity of our technology infrastructure could delay the effectiveness of our operations or result in system failures, which would result in the loss of clients and harm our business and results of operations.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites and Internet users increase, our technology infrastructure may not be able to meet the increased demand. A sudden and unexpected increase in the volume of user responses could strain the capacity of our technology infrastructure. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and results of operations.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Our articles of incorporation and bylaws provide, as permitted by Nevada corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our amended and restated articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

None.

Item 3.

Legal Proceedings

In May 2016, Investment Services V Devkom International, LLC (“Devkom”), one of our former controlling shareholders, filed a complaint in the Eighth Judicial District Court for Clark County, Nevada against us, PacificWave Partners Limited (“PWP”), PWP’s principal, Henrik Rouf, Bennett Yankowitz, our former President and sole director, and Mr. Yankowitz’s former law firm. The complaint contained several claims for relief arising out of an alleged breach of a contract between Devkom and PWP for the purchase of a controlling interest in our stock in May 2014. The breach alleged was the failure of PWP to pay approximately $76,000 to Devkom under the terms of the contract. Other claims included breach of an implied escrow agreement, conversion, breach of fiduciary duty, and fraud. Devkom sought to recover general, exemplary and punitive damages. In August 2016, the Court dismissed the complaint without prejudice.

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

On February 8, 2018, following a hearing, the Court issued a ruling upholding our motion to quash, with the effect of dismissing us as a defendant in the suit.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

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

	Year Ended 2017
	High	Low
4th Quarter	$ 5.00	$ 4.00
3rd Quarter	5.00	3.00
2nd Quarter	4.90	3.00
1st Quarter	5.00	4.00

	Year Ended 2016
	High	Low
4th Quarter	$ 5.50	$ 5.00
3rd Quarter	7.00	5.00
2nd Quarter	7.00	2.50
1st Quarter	6.00	4.50

The last sale price as reported on the OTC Markets as of March 29, 2018, was $6.50.

(b) Holders

As of March 31, 2018, there were approximately 4,732 holders of record of our common stock. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

We do not have any stock option or other equity compensation plans.

Transfer Agent

Our transfer agent is Action Stock Transfer 2469 E. Fort Union Blvd, Suite 214 Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. We issued these shares to Pacific Wave Partners Limited and Henrik Rouf on September 28, 2017.

In connection with the Business Combination transacted on February 14, 2018 and related Contribution Agreement, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia Corporation, Digital Advize, LLC, a Georgia limited liability company, and Villanta Corporation, a Georgia Corporation. These three entities are controlled by Daniel A. Dodson, Ricardo Rios, and Michael Gelfond; respectively. Messrs, Dodson, Rios and Gelfond were appointed as our executive officers upon the consummation of the Business Consummation.

The aforementioned transactions for the sale of our common stock were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the years ended December 31, 2017 and 2016, we did not purchase any of our equity securities nor did any of our affiliates purchase our equity securities for themselves or on our behalf.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read it in conjunction with the accompanying consolidated financial statements and the related notes filed hereafter as Exhibit 99.1. The discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our future plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.”

Overview

We had no operations during the years ended December 31, 2017 and 2016 and through February 14, 2018. On February 14, 2018 we consummated a merger transaction as further described below. Prior to the consummation of the merger transaction, we had been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction.

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) us, (ii) Mastermind Involvement Marketing, a Georgia joint venture (“”MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to CoConnect all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from CoConnect twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) of CoConnect ’s common stock, $.001 par value (the “CoConnect Common Stock”) representing eighty-five percent (85%) of the total outstanding CoConnect Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became the controlling shareholders of CoConnect and CoConnect became a wholly-owned subsidiary of the Company.

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein and is incorporated herein by reference.

Sales of Unregistered Securities

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. We issued these shares to Pacific Wave Partners Limited and Henrik Rouf on September 28, 2017.

In connection with the Business Combination transacted on February 14, 2018 and related Contribution Agreement, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia Corporation, Digital Advize, LLC, a Georgia limited liability company, and Villanta Corporation, a Georgia Corporation. These three entities are controlled by Daniel A. Dodson, Ricardo Rios, and Michael Gelfond; respectively. Messrs, Dodson, Rios and Gelfond were appointed as our executive officers upon the consummation of the Business Consummation.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2017 and 2016. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $4,888,000 as of December 31, 2017, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended December 31, 2017 vs. December 31, 2016

Revenues

We had no revenue generating operations during the years ended December 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $62,000 as compared with $10,000 for the prior year period, an increase of $52,000. The increase is primarily a result of professional fees incurred in the preparation of financial statements and stock-based compensation in connection with a stock option granted to our CEO on September 28, 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $0. This represents no change as compared to a cash balance of $0 as of December 31, 2016.

During the year ended December 31, 2017, we had net cash outflows of approximately $48,000 from operating activities as compared with net cash outflows of approximately $2,000 for the prior year period. The net increase in cash outflows of approximately $50,000 from the prior year period is primarily a result of the net loss and payment of professional and accounting fees during the year ended December 31, 2017. These cash outflows were offset by the effect of non-cash, stock-based compensation of $48,00

During the year ended December 31, 2017, we had net cash inflows from financing activities of approximately

$48,000 due to the deferred transaction costs of $50,000 received in connection with a non-binding letter of intent to be used in connection with a contemplated merger transaction.

As a result of the Business Combination consummated on February 14, 2018, we believe that the cash position as of the date of the transaction and the anticipated cash flows for the calendar year 2018 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months from the date of the issuance of these financial statements. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time.

Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

Commitments

We do not have any long-term commitments at December 31, 2017 and 2016.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 9A.

Controls and Procedures

The certifications of our principal executive officer and principal financial and accounting officer, attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, include in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2017 and 2016, our internal control over financial reporting was not effective due to (i) insufficient segregation of our duties in the finance and accounting functions due to limited personnel, and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, including our Chief Executive Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B.

Other Information

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Business Combination:

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	58	Director, Chief Executive Officer
Michael Gelfond	45	Executive Vice President
Ricardo Rios	42	Senior Vice President

Biographies of Directors and Executive Officers

Daniel A. Dodson.  Mr. Dodson has served as chief executive officer and sole director of the Company since January 1, 2012, the date of our inception and is sole director of CoConnect since February 14, 2018. In 1984, Mr. Dodson was the founder, sole owner and president of National Promotion Services which was subsequently renamed Mastermind Marketing, Inc. and continues to be its president and sole owner. Mr. Dodson is considered an involvement marketing expert with demonstrated ability to leverage social, mobile, digital and promotion to facilitate the engagement of people with well-known brands to achieve increased client revenues and delivery of measurable returns on marketing investments. Mr. Dodson has been published in numerous trade publications and has been an invited speaker on the subject of involvement marketing at conferences and trade shows around the world. Mr. Dodson received his BBA in Accounting from Georgia State University in 1982.

Michael Gelfond.  Mr. Gelfond was appointed as our Executive Vice President in February 2018. From July 2010 through February 2017, Mr. Gelfond was Executive Vice President and Partner at Mastermind Marketing, Inc. Prior to July 2010, Mr. Gelfond was one of the founders and Vice President of Creative Digital Group, which was formed in February 2002 and sold to Digtias/LBi, a major independent global interactive agency, in May 2007. From July 1995 to 2002, Mr. Gelfond was Sr. Account Manager with iXL, a global digital agency with over 3000 offices. Mr. Gelfond is an award-winning leader in the digital marketing industry with a proven track record of results with his clients. Since 2005, Mr. Gelfond has been a member of the Board of Directors Ian’s Friends Foundation, a pediatric brain cancer lab funding charity, and since 2016, a member of the Board of Directors of Read with Malcolm, which was founded by Malcolm Mitchell, a member of the New England Patriots football organization. Mr. Gelfond received his BA degree from the University of Georgia in May 1995. Mr. Gelfond is an award-winning, conference speaker/contributor on radio and TV on all matters of digital marketing. A 2010 winner of Atlanta 40 Under 40 award, Mr. Gelfond has proven track record of results with his clients.

Ricardo Rios.  Mr. Rios was appointed as Senior Vice President of the Company in May 2016 and of CoConnect in February, 2018. From November 2010 through July 2015, Mr. Rios was Vice President of Digital Marketing for Citi Retail Services, a division of Citigroup. Prior to November 2010, Mr. Rios held various positions in the digital marketing and marketing agency industry. Mr. Rios received his Bachelor’s degree in Business Administration with a major in Finance from the University of Arizona in December 1998.

Family Relationships

There are no family relationships between any of our officers or directors.

Board Composition and Committees and Director Independence

On February 14, 2018, Dan Dodson was appointed to the Board.

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Director

Meetings of the Board of Directors and Shareholders

Our board of directors did not meet in person or telephonically during 2017 and did not act by unanimous written consent.

Audit Committee

We do not presently have an audit committee, nor do we have a financial expert serving on our Board of Directors.

Management-Non-Executive Director Compensation

Currently, no director of the Company receives any cash compensation for their services as such, but in the future directors may receive stock options pursuant to the Company’s stock option plan and grants of the Company’s common stock.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2017, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Shareholder Communications with Directors

Shareholders and other interested parties may send correspondence by mail to the full Board or to individual directors. Shareholders should address such correspondence to the Board or the relevant Board members in care of: Secretary, CoConnect, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

All such correspondence will be compiled by our Secretary and forwarded as appropriate. In general, correspondence relating to corporate governance issues, long-term corporate strategy or similar substantive matters will be forwarded to the Board, one of the committees of the Board, or a member thereof for review. Correspondence relating to the ordinary course of business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications are usually more appropriately addressed by the officers or their designees and will be forwarded to such persons accordingly.

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

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31, 2017 and 2016.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted ($)	All Other Compensation
Bennett J. Yankowitz (1)(2) President, Secretary, Treasurer and Director	2017	$ -	$ -	$ -	$ -	$ 48,000	$ -
	2016	$ -	$ -	$ -	$ -	$ -	$ -

(1)

On May 1, 2014, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director. On February 14, 2018, Bennet J. Yankowitz resigned as a member of our board of directors, subject to Rule 14f-1, and as our President, Secretary and Treasurer.

(2)

On February 22, 2018, we filed a Current Report on Form 8-K (the “Form 8-K”) with the Securities and Exchange Commission which fully describes the compensation of our new director and executives, who were appointed to their positions on February 14, 2018, as part of the Business Combination, and such Form 8-K is incorporated herein by reference.

Option Grants in 2017 and 2016 - Named Executive Officer

On September 28, 2017, Mr. Yankowitz, then our chief executive officer and sole director, approved the grant of a non-qualified stock option exercisable into 52,333 shares of our common stock to himself. The stock option was issued as compensation for services provided to us through September 30, 2017. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of approximately 99%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $48,000 during the year ended December 31, 2017.

There were no grants or stock options or issuances of warrants to named executive officers in the year ended December 31, 2016.

Option Exercises in 2017 and 2016

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2017 and 2016 we did not have any full-time employees.

During the year ended December 31, 2017 and 2016, we paid compensation to Mr. Yankowitz in the amount of $0 and $0, respectively except as to stock options noted above.

Mr. Yankowitz was reimbursed for certain out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding beneficial ownership of our ordinary shares immediately following consummation of the Business Combination on February 14, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The business address of each person listed below is c/o Mastermind Marketing, Inc., 1450 W. Peachtree Street NW, Atlanta, GA 30309.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Mastermind Marketing, Inc. (1)	17,542,055	51.0%
Digital Advize, LLC (2)	2,923,676	8.5%
Villanta Corporation (3)	8,771,028	25.5%

Total	29,236,759	85.0%

(1)

The principle of MM Inc. is Daniel A. Dodson.

(2)

The principle of Advize is Ricardo Rios.

(3)

The principle of Villanta is Michael Gelfond.

Change of Control

As a result of the issuance of the shares pursuant to the Business Combination and related transactions, a change in control of the Company occurred as of February 14, 2018. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017, Bamboo Holdings, LLC, which is owned by Mr. Bennett J. Yankowitz, our former President, Secretary Treasurer and sole director, advanced us approximately $1,000 for working capital purposes, which was repaid during the year ended December 31, 2017. The balance due to Bamboo Holdings, LLC as of December 31, 2017 and 2016 was $2,500 and $0, respectively.

Prior to December 31, 2016, PacificWave Partners Limited had advanced us approximately $4,000 for working capital purposes, which was repaid during the year ended December 31, 2017. As of December 31, 2017 and 2016, our advances payable to PacificWave Partners Limited was $0 and approximately $4,000, respectively.

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. During the year ended December 31, 2017 we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf, respectively.

On February 22, 2018, we filed a Current Report on Form 8-K (the “Form 8-K”) with the Securities and Exchange Commission which fully describes the relationships and related transactions of directors and officers who were appointed to their positions on February 14, 2018, as part of the Business Combination, and persons known by us to be the beneficial owners of 5% or more of our common stock after February 14, 2018, and such Form 8-K is incorporated herein by reference.

Director Independence

We did not consider Mr. Yankowitz to be an “independent director,” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act. The Form 8-K fully describes the independence of our current directors.

Item 14.

Principal Accounting Fees and Services

Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the year ended December 31, 2017 and 2016 and for the interim periods in such years. The following table shows the fees that we incurred for audit and other services provided by Paritz for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit Fees - Paritz	$ 7,000	$ 9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 7,000	$ 9,000

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

All audit related services, tax services and other services rendered by Paritz were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 19.

(2)

Exhibits

Exhibit No.	Description
2.1

Joint Venture Interest Contribution Agreement, dated February 14, 2018, as filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2018 and incorporated herein by reference.

3.1	Articles of Incorporation, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange on June 29, 1999 and incorporated herein by reference.
3.2	Bylaws, as filed as an exhibit to the Company’s Form 10-SB filed with the Securities and Exchange Commission on June 29, 1999 and incorporated herein by reference.
10.1	Form of Lock-Up Agreement, as filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2018 and incorporated herein by reference.
10.2

Assignment and Assumption Agreement dated February 14, 2018, as filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2018 and incorporated herein by reference.

10.3

Assignment and Assumption Agreement dated February 14, 2018, as filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2018 and incorporated herein by reference.

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

Item 16.

Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

CoConnect, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CoConnect, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Paritz & Company, P.A.

We have served as the Company’s auditor since 2015

Hackensack, NJ

April 10, 2018

COCONNECT, INC.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$ -	$ -
Total current assets	-	-

Security deposit	5	5
Total assets	$ 5	$ 5

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 7	$ 41
Deferred transaction costs	50	-
Related party advances	2	4
Total current liabilities and total liabilities	59	45

Stockholders' deficit:
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock; $0.001 par value; 4,999,000,000 shares authorized; 4,633,761 and 4,186,094 shares issued; and outstanding as of December 31, 2017 and 2016, respectively	4	4
Common stock to be issued		-
Additional paid-in capital	13,907	13,859
Accumulated deficit	(13,965)	(13,903)
Total stockholders' deficit	(54)	(40)
Total liabilities and stockholders' deficit	$ 5	$ 5

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Revenues	$ -	$ -

Expenses:
General and administrative	62	10
Total expenses	62	10
Provision for income taxes	-	-
Net loss	$ (62)	$ (10)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	4,301,700	4,186,094

The accompanying notes are an integral part of these financial statements.

CoConnect, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2017 and 2016
(In thousands except share amounts)

	Preferred Stock		Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015	-	$ -	4,186,094	$ 4	447,667	$ -	$ 13,859	$ (13,893)	$ (30)
Net loss								(10)	(10)
Balance at December 31, 2016	-	-	4,186,094	4	447,667	-	13,859	(13,903)	(40)
Common stock issued in private placement
Common stock issued for services			447,667	-					-
Common stock to be issued for services					(447,667)	-			-
Stock-based compensation							48		48
Net loss								(62)	(62)
Balance at December 31, 2017	-	$ -	4,633,761	$ 4	-	$ -	$ 13,907	$ 13,965	$ (54)

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (62)	$ (10)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(34)	8
Net cash flows used in operating activities	(48)	(2)
Cash flows from financing activities:
Proceeds from deferred transaction costs	50	-
Proceeds from (repayments of) related party advance	(2)	2
Net cash flows provided by financing activities	48	2
Net change in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$ -	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

1.

Business Operations

Business

We had no operations during the years ended December 31, 2017 and 2016 and through February 14, 2018. On February 14, 2018 we consummated a merger transaction as further described below. Prior to the consummation of the merger transaction, we had been engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction.

Business Combination

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) us, (ii) Mastermind Involvement Marketing, a Georgia joint venture (“”MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to CoConnect all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from CoConnect twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) of CoConnect ’s common stock, $.001 par value (the “CoConnect Common Stock”) representing eighty-five percent (85%) of the total outstanding CoConnect Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became the controlling shareholders of CoConnect and CoConnect became a wholly-owned subsidiary of the Company.  The Business Combination will be treated as a “reverse acquisition” of the Company for financial accounting purposes, MIM JV will be considered the acquirer for accounting purposes, and the historical financial statements of the Company before the Business Combination will be replaced with the historical financial statements of MIM JV and its consolidated entities before the Business Combination in all future filings.

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein and is incorporated herein by reference.

2.

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2017 and 2016 there were no potentially dilutive shares which would have the effect of being antidilutive.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

3.

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

As of December 31, 2017, we had Federal tax net operating loss carryforwards of approximately $13,965,000 which will expire at various dates from 2026 through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets were remeasured at December 31, 2017 to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2017	2016
Expected federal tax rate	(35.0%)	(35.0%)
Change in valuation allowance	35.0%	35.0%
Net loss	0.0%	0.0%

Significant components of our deferred tax assets as of December 31, 2017 and 2016 consists of the following:

	Years Ended December 31,
	2017	2016
Net operating loss carryforwards	$ 2,900,000	$ 4,866,000
Valuation allowance	(2,900,000)	(4,866,000)
Net deferred tax assets	$ 0	$ 0

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of December 31, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

4.

Related Party Transactions

During the year ended December 31, 2017, Bamboo Holdings, LLC, which is owned by Mr. Bennett J. Yankowitz, our former President, Secretary Treasurer and sole director, advanced us approximately $1,000 for working capital purposes, which was repaid during the year ended December 31, 2017. The balance due to Bamboo Holdings, LLC as of December 31, 2017 and 2016 was $2,500 and $0, respectively.

Prior to December 31, 2016, PacificWave Partners Limited had advanced us approximately $4,000 for working capital purposes, which was repaid during the year ended December 31, 2017. As of December 31, 2017 and 2016, our advances payable to PacificWave Partners Limited was $0 and approximately $4,000, respectively.

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. During the year ended December 31, 2017 we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf, respectively.

5.

Stockholders’ Deficit

Common Stock

On November 23, 2015, we reserved 333,333 shares of our common stock and 114,334 shares of our common stock for future issuance to PacificWave Partners Limited and Henrik Rouf, the owner of PacificWave Partners Limited and our Assistant Secretary, respectively, for an aggregate price of approximately $447,000 or $1.00 per share. During the year ended December 31, 2017 we issued 333,333 shares and 114,334 shares of our common stock to PacificWave Partners Limited and Henrik Rouf, respectively.

Common Stock Options

On September 28, 2017, Mr. Yankowitz, our chief executive officer and sole director, approved the grant of a non-qualified stock option exercisable into 52,333 shares of our common stock to himself. The stock option was issued as compensation for services provided to us through September 30, 2017. The stock option was immediately vested on the date of grant and exercisable at $0.15 per share. In determining the fair value of the stock option, we

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.15; ii) grant date price of our common stock of $1.00; iii) expected term of option of 5 years; iv) expected volatility of our common stock of approximately 99%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in general and administrative expenses of approximately $48,000 during the year ended December 31, 2017.

As of December 31, 2017, there were fully-vested, non-qualified stock options exercisable by Mr. Yankowitz into 525,667 shares of our common stock. There were no stock options exercised during the years ended December 31, 2017 and 2016.

6.

Legal Proceedings

Other than as stated herein, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

In May 2016, Investment Services V Devkom International, LLC (“Devkom”), one of our former controlling shareholders, filed a complaint in the Eighth Judicial District Court for Clark County, Nevada against us, PacificWave Partners Limited (“PWP”), PWP’s principal, Henrik Rouf, Bennett Yankowitz, our former President and sole director, and Mr. Yankowitz’s former law firm. The complaint contained several claims for relief arising out of an alleged breach of a contract between Devkom and PWP for the purchase of a controlling interest in our stock in May 2014. The breach alleged was the failure of PWP to pay approximately $76,000 to Devkom under the terms of the contract. Other claims included breach of an implied escrow agreement, conversion, breach of fiduciary duty, and fraud. Devkom sought to recover general, exemplary and punitive damages. In August 2016, the Court dismissed the complaint without prejudice.

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

On February 8, 2018, following a hearing, the Court issued a ruling upholding our motion to quash, with the effect of dismissing us as a defendant in the suit.

7.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements. Other than the legal proceedings discussed in Note 6 and the events disclosed below, we did not have any material recognizable subsequent events during this period.

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) us, (ii) Mastermind Involvement Marketing, a Georgia joint venture (“”MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to CoConnect all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from CoConnect twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) of CoConnect ’s common stock, $.001 par value (the “CoConnect Common Stock”) representing eighty-five percent (85%) of the total outstanding CoConnect Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became the controlling shareholders of CoConnect and CoConnect became a wholly-owned subsidiary of the Company.

COCONNECT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2018	CoConnect, Inc.
	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2018	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Sole Director