Form 10-Q
period 2018-03-31
COCONNECT, INC.
filed 2018-05-15
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-26533

COCONNECT, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 W. Peachtree St. NW, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 420-4000
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
☐ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒☐
As of March 31, 2018, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

COCONNECT, INC.

CoConnect, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 813,564	$ 545,904
Accounts receivable	593,473	905,245
Prepaid expenses and other current assets	27,515	50,000
Total current assets	1,434,552	1,501,149
Property and equipment, net	94,767	97,812
Total assets	$ 1,529,319	$ 1,598,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 85,420	$ 113,573
Accrued expenses	69,201	20,445
Unearned revenues	149,954	266,473
Related party note payable	150,130	212,290
Related party advance	-	13,486
Total current liabilities	454,704	626,267
Total liabilities	454,705	626,267

Stockholders’ Equity:
Series B Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and September 31, 2017, respectively	-	-
Common stock, $0.001 par value, 4,999,000,000 shares authorized, 33,870,520 shares and 29,236,759 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	33,871	29,237
Additional paid-in capital	-	-
Retained earnings	1,040,743	943,457
Total stockholders’ equity	1,074,614	972,694
Total liabilities and stockholders’ equity	$ 1,529,319	$ 1,598,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoConnect, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues	$ 1,248,553	$ 703,320	$ 2,210,424	1,300,457
Cost of revenues	66,334	282,979	235,420	429,469
Gross profit	1,182,219	420,341	1,975,004	870,988

Operating Expenses:
General and administrative	950,895	464,767	1,665,728	1,100,876
Total operating expenses	950,895	464,767	1,665,728	1,100,876
Income (loss) from operations	231,324	(44,426)	309,276	(229,888)

Other (Expense), Net:
Merger costs	(50,000)	-	(50,000)	-
Interest (expense) to related party, net of interest income	(3,998)	(4,636)	(8,600)	(14,026)
Other (expense)	(53,998)	(4,636)	(58,600)	(14,026)
Net income (loss) before provision for income taxes	177,326	(49,062)	250,676	(243,914)
Provision for income taxes	34,490	-	48,756	-
Net income (loss)	$ 142,836	$ (49,062)	$ 201,920	$ (243,914)

Net income (loss) per common share:
Basic	$ 0.00	$ (0.00)	$ 0.01	$ (0.01)
Diluted	$ 0.00	$ (0.00)	$ 0.01	$ (0.01)

Weighted average common shares outstanding:
Basic	31,579,672	29,236,759	30,388,799	29,236,759
Diluted	31,579,672	29,236,759	30,388,799	29,236,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoConnect, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$ 201,920	$ (243,914)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	14,268	13,972
Changes in assets and liabilities:
Accounts receivable	311,772	379,221
Prepaid expenses and other current assets	22,485	-
Accounts payable	(28,153)	(25,432)
Accrued expenses	48,756	16,051
Unearned revenues	(116,519)	543,442
Net cash flows provided by operating activities	454,529	683,340

Cash flows from investing activities:
Purchase of equipment	(11,223)	-
Distributions	(100,000)	-
Net cash flows used in investing activities	(111,223)	-

Cash flows from financing activities:
Repayment of related party note	(62,160)	-
Receivable from related party	-	(109,919)
Repayment of related party advance	(13,486)	(65)
Net cash flows used in financing activities	(75,646)	(109,984)
Net change in cash and cash equivalents	267,660	573,356
Cash and cash equivalents at beginning of period	545,904	375,955
Cash and cash equivalents at end of period	$ 813,564	$ 949,311

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid to related party	$ 8,600	$ 14,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

COCONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

1.

Business

CoConnect, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing digital content, designing websites, social media and sharing campaigns, mobile merchandising, and communications and branding.

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) us, (ii) Mastermind Involvement Marketing, a Georgia joint venture (“MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers” or “Majority Stockholders”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to us all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) we accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from us 29,236,759 of our common stock, $.001 par value (the “Common Stock”) representing 85% of our total outstanding Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became our controlling shareholders of and we became a wholly-owned subsidiary. The Business Combination was treated as a “reverse acquisition” for accounting purposes, whereby MIM is considered the acquirer for accounting purposes, and our historical financial statements before the Business Combination will be replaced with the historical financial statements of MIM and its consolidated entities before the Business Combination in all future filings.

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, as amended on April 20, 2018, which fully describes the transaction set forth herein.

On April 19, 2018, our Board of Directors took action by written consent to approve an amendment to our certificate of incorporation (the “Amended Certificate”) to change of our name from CoConnect, Inc. to Mastermind, Inc. (the “Name Change”), subject to stockholder approval. On April 27, 2018, in lieu of a meeting of our stockholders, and pursuant to Section 78.320 of the Nevada Revised Statutes of the State of Nevada, the Majority Stockholders, who represent 85% of our voting securities, approved the Amended Certificate, by written consent. The Amendment, which will provide for the Name Change, will be effective when we file the Amended Certificate with the Secretary of State of the State of Nevada, which is expected to occur on or about May 24, 2018.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended March 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements which are included in Exhibit 99.1 of our Current Report on Form 8-K as of and for the fiscal

COCONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

years ended September 30, 2017 and 2016 as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018, as amended on April 20, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives and valuation of property and equipment. Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered. Reimbursements related to travel and out-of-pocket expenses are also included revenues. Revenue from our involvement marketing services and contracts are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized.

3.

Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three and six months ended March 31, 2018 and 2017, and as of March 31, 2018 and September 30, 2017, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the three months ended March 31, 2018 and 2017, we made lease payments of $30,000 and $30,000, respectively, to the Landlord in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee. During the and six months ended March 31, 2018 and 2017, we made lease payments of $60,000 and $60,000, respectively,

During the fiscal year ended September 30, 2016, the sublessee to the Lease remitted $13,550 to us for the benefit of the Landlord. In December 2017, we remitted this payment to the Landlord. As of March 31, 2018 and September 30, 2017, we recorded $0 and approximately $13,550, respectively, as a related party payable in our balance sheet.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. During the three months ended March 31, 2018

COCONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

and 2017, we recorded interest expense of $3,998 and $4,636, respectively. During the six months ended March 31, 2018 and 2017, we recorded interest expense of $8,600 and $14,026, respectively. As of March 31, 2018 and September 30, 2017, we recorded no accrued interest. As of March 31, 2018 and September 30, 2017, the principal balance outstanding was $150,130 and $212,290, respectively.

During the three months ended March 31, 2018 and 2017, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $212,810 and $114,333, respectively. During the six months ended March 31, 2018 and 2017, we made payments to our three majority stockholders for services rendered to us in the aggregate amount of $325,620 and $225,569, respectively. As of March 31, 2018 and September 30, 2017, we had no obligations payable to our three majority stockholders for consulting services.

4.

Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	September 30, 2017
Furniture, fixtures and office equipment	$ 117,619	$ 107,552
Leasehold improvements	74,951	73,795
	192,570	181,347
Less: accumulated depreciation	(97,803)	(83,535)
	$ 94,767	$ 97,812

Depreciation expense for the three months ended March 31, 2018 and 2017 was $6,962 and $6,986, respectively. Depreciation expense for the six months ended March 31, 2018 and 2017 was $14,268 and $13,972, respectively.

5.

Income Taxes

Prior to February 14, 2018, the effective date of the Business Combination, no provision for income taxes was made since we were treated as a partnership for income tax purposes and the income or loss was passed through to our members.

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

COCONNECT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

6.

Stockholders’ Equity

Common Stock

Pursuant to the Contribution Agreement, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia Corporation, Digital Advize, LLC, a Georgia limited liability company, and Villanta Corporation, a Georgia Corporation. These three entities are controlled by Daniel A. Dodson, Ricardo Rios, and Michael Gelfond; respectively. Messrs, Dodson, Rios and Gelfond were appointed as our executive officers upon the consummation of the Business Consummation.

Distributions

During the three and six months ended March 31, 2018, we made cash distributions, in the aggregate, of $100,000 to our members prior to the merger.

Common Stock Options

As of March 31, 2018, there were fully-vested, non-qualified stock options exercisable by Mr. Bennett Yankowitz, our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised during the six months ended March 31, 2018 and 2017.

7.

Concentration of Credit Risk and Major Customers

For the six months ended March 31,2018, three customers represented approximately 34%, 15% and 11%, respectively, of our total revenues. For the six months ended March 31,2017, four customers represented approximately 23%, 22%, 18% and 12%, respectively, of our total revenues.

As of March 31, 2018 and September 30, 2017, we had accounts receivable of $518,280, or 97%, due from three customers; and $578,066, or 64%, due from two customers, respectively.

8.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when these financial statements were available to be issued and we determined that we did not have any material recognizable or disclosable subsequent events.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission (“SEC”), including our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, as amended on April 20, 2018, and risk factors as discussed therein under Item 2.01.

Overview

CoConnect, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing digital content, designing websites, social media and sharing campaigns, mobile merchandising, and communications and branding.

On February 14, 2018, we consummated a transactions pursuant to a Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) us, (ii) Mastermind Involvement Marketing, a Georgia joint venture (“MIM”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to us all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) we accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from us twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) of our common stock, $.001 par value (the “Common Stock”) representing eighty-five percent (85%)

of the total outstanding Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became our controlling shareholders and we became a wholly-owned subsidiary.

On February 22, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, as amended on April 20, 2018, which fully describes the transaction set forth herein and is incorporated herein by reference.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in Exhibit 99.1 of our Current Report on Form 8-K as of and for the fiscal years ended September 30, 2017 and 2016. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2018 vs. March 31, 2017

Revenues

Revenues for the three months ended March 31, 2018 were $1,248,553 as compared with $703,320 for the comparable prior year period, an increase of $545,233 or 77.5%. The increase is attributable to increasing project revenues from certain significant customers during the three months ended March 31, 2018 as compared to the comparable prior year period.

Gross Profit

Gross profit for the three months ended March 31, 2018 were $1,182,219 or 94.7% of revenues, compared with $420,341 or 59.8% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the prior three-month period containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $950,895 as compared with $464,767 for the comparable prior year period, an increase of $486,128 or 104.6%. Our general and administrative expenses increased as a result of increased personnel and overhead costs in support of our current increase and growth in revenues.

Other (Expense), Net

Other (expense), net for the three months ended March 31, 2018 was $53,998 as compared with $4,636 for the comparable prior year period, an increase of $49,362. The increase is primarily due to the merger costs incurred in connection with the Business Combination that was consummated on February 14, 2018. Additionally, other (expense), net also includes interest expense recognized on our related party note payable.

Six Months Ended March 31, 2018 vs. March 31, 2017

Revenues

Revenues for the six months ended March 31, 2018 were $2,210,424 as compared with $1,300,457 for the comparable prior year period, an increase of $909,967 or 70.0%. The increase is attributable to increasing project revenues from certain significant customers during the six months ended March 31, 2018 as compared to the comparable prior year period.

Gross Profit

Gross profit for the six months ended March 31, 2018 were $1,975,004 or 89.4% of revenues, compared with $870,988 or 67.0% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the prior six months containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2018 were $1,665,728 as compared with $1,100,876 for the comparable prior year period, an increase of $564,852 or 51.3%. Our general and administrative expenses increased as a result of increased personnel and overhead costs in support of our current increase and growth in revenues.

Other (Expense), Net

Other (expense), net for the six months ended March 31, 2018 was $58,660 as compared with $14,026 for the comparable prior year period, an increase of $44,634. The increase is primarily due to the merger costs incurred in connection with the Business Combination that was consummated on February 14, 2018. Additionally, other (expense), net also includes interest expense recognized on our related party note payable.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $813,564, an increase of $267,660 when compared with a balance of $545,904 as of September 31, 2017.

During the six months ended March 31, 2018, we had net cash of $454,529 provided by operating activities as compared with net cash of $683,340 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows provided by operating activities decreased by $228,811, as compared to the comparable prior year period, primarily due to a decrease in the receipt of payments on projects which are recorded as unearned revenue during the period. These cash outflows were primarily offset by an increase in net income reported during the current period as compared to a net loss for the comparable prior year period.

During the six months ended March 31, 2018, we had net cash of $111,223 used in investing activities as compared with no cash used in investing activities for the comparable prior year period. The net cash outflows during the six months ended March 31, 2018 are a result of the purchase of computers and office equipment in the amount of $11,223 and cash distributions to the members prior to the merger.

During the six months ended March 31, 2018, we had net cash of $75,646 used in financing activities as compared to net cash of $109,984 used in financing activities for the comparable prior year period. The net cash used in financing activities of $75,646 during the six months ended March 31, 2018 is due to repayments on the related party note payable and related party advance. The net cash used by financing activities of $109,984 during the six months ended March 31, 2017 is due to a short-term receivable from a related party.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2018 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 2.01 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 22, 2018, as amended on April 20, 2018.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Business Combination transacted on February 14, 2018 and related Contribution Agreement, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia corporation; Villanta Corporation, a Georgia corporation; and Digital Advize, LLC, a Georgia limited liability company. These three entities are controlled by Daniel A. Dodson, Michael Gelfond, and Ricardo Rios, respectively. Messrs, Dodson, Gelfond and Rios were appointed as our executive officers upon the consummation of the Business Consummation. These shares represented approximately 85% of our outstanding shares of common stock after the offering pursuant to an exemption under Section 4(a)(2) of the Securities Act.

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
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Dated: May 15, 2018