Form 10-Q
period 2018-06-30
MASTERMIND, INC.
filed 2018-08-20
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-26533

MASTERMIND, INC.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒☐
As of August 17, 2018, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

MASTERMIND, INC.

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 555,922	$ 545,904
Accounts receivable	1,084,734	905,245
Prepaid expenses and other current assets	29,579	50,000
Total current assets	1,670,235	1,501,149
Property and equipment, net	90,796	97,812
Total assets	$ 1,761,031	$ 1,598,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 93,919	$ 134,018
Unearned revenues	312,538	266,473
Related party note payable	-	212,290
Related party advance	-	13,486
Total current liabilities	406,457	626,267
Total liabilities	406,457	626,267

Stockholders’ Equity:
Series B Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	-	-
Common stock, $0.001 par value, 125,000,000 and 4,999,000,000 shares authorized, 33,870,520 shares and 29,236,759 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	33,871	29,237
Additional paid-in capital	-	-
Retained earnings	1,320,703	943,457
Total stockholders’ equity	1,354,574	972,694
Total liabilities and stockholders’ equity	$ 1,761,031	$ 1,598,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues	$ 1,460,050	$ 1,043,731	$ 3,670,474	$ 2,344,188
Cost of revenues	296,610	277,307	532,030	706,777
Gross profit	1,163,440	766,424	3,138,444	1,637,411

Operating Expenses:
General and administrative	792,494	581,276	2,458,222	1,682,153
Total operating expenses	792,494	581,726	2,458,222	1,682,153
Income (loss) from operations	370,946	185,148	680,222	(44,742)

Other (Expense), Net:
Merger costs	-	-	(50,000)	-
Interest (expense) to related party, net of interest income	(22,007)	(1,650)	(30,606)	(15,676)
Other (expense)	(22,007)	(1,650)	(80,606)	(15,676)
Net income (loss) before provision for income taxes	348,939	183,498	599,616	(60,418)
Provision for income taxes	68,980	-	117,736	-
Net income (loss)	$ 279,959	$ 183,498	$ 481,880	$ (60,418)

Net income (loss) per common share:
Basic	$ 0.01	$ 0.01	$ 0.02	$ (0.00)
Diluted	$ 0.01	$ 0.01	$ 0.02	$ (0.00)

Weighted average common shares outstanding:
Basic	31,579,672	29,236,759	30,388,799	29,236,759
Diluted	33,870,520	29,236,759	31,553,640	29,236,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$ 481,880	$ (60,418)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	21,556	20,959
Changes in assets and liabilities:
Accounts receivable	(179,489)	93,083
Prepaid expenses and other current assets	20,421	(50,000)
Accounts payable and accrued expenses	(40,098)	(12,165)
Unearned revenues	46,065	483,295
Net cash flows provided by operating activities	350,335	474,754

Cash flows from investing activities:
Purchase of equipment	(14,540)	-
Distributions	(100,000)	(100,000)
Net cash flows used in investing activities	(114,540)	(100,000)

Cash flows from financing activities:
Repayment of related party note	(212,290)	(121,182)
Repayment of related party advance	(13,487)	(64)
Net cash flows used in financing activities	(225,777)	(121,246)
Net change in cash and cash equivalents	10,018	253,508
Cash and cash equivalents at beginning of period	545,904	375,955
Cash and cash equivalents at end of period	$ 555,922	$ 629,463

Supplemental disclosure of cash flow information:
Income taxes paid	$ 101,250	$ -
Interest paid to related party	$ 30,606	$ 15,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

1.

Business

Mastermind, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing digital content, designing websites, social media and sharing campaigns, mobile merchandising, and communications and branding.

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

On April 19, 2018, our Board of Directors took action by written consent to approve an amendment to our certificate of incorporation (the “Amended Certificate”) to change of our name from CoConnect, Inc. to Mastermind, Inc. (the “Name Change”), subject to stockholder approval. On April 27, 2018, in lieu of a meeting of our stockholders, and pursuant to Section 78.320 of the Nevada Revised Statutes of the State of Nevada, the Majority Stockholders, who represent 85% of our voting securities, approved the Amended Certificate, by written consent. On May 24, 2018, we filed the Certificate of Amendment with the Secretary of State of the State of Nevada  to change our name to Mastermind, Inc.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended June 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements which are included in Exhibit 99.1 of our Current Report on Form 8-K as of and for the fiscal

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

years ended September 30, 2017 and 2016 as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018, as amended on April 20, 2018.

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

3.

Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three and nine months ended June 30, 2018 and 2017, and as of June 30, 2018 and September 30, 2017, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the three months ended June 30, 2018 and 2017, we made lease payments of $30,000 and $30,000, respectively, to the Landlord in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee. During the nine months ended June 30, 2018 and 2017, we made lease payments of $90,000 and $90,000, respectively,

During the fiscal year ended September 30, 2016, the sublessee to the Lease remitted $13,550 to us for the benefit of the Landlord. In December 2017, we remitted this payment to the Landlord. As of June 30, 2018 and September 30, 2017, we recorded $0 and approximately $13,550, respectively, as a related party payable in our balance sheet.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. During the three months ended June 30, 2018 and

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

2017, we recorded interest expense of $22,007 and $1,650, respectively. During the nine months ended June 30, 2018 and 2017, we recorded interest expense of $30,606 and $15,676, respectively. As of June 30, 2018 and September 30, 2017, we recorded no accrued interest. As of June 30, 2018 and September 30, 2017, the principal balance outstanding was $0 and $212,290, respectively.

During the three months ended June 30, 2018 and 2017, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $227,810 and $112,660, respectively. During the nine months ended June 30, 2018 and 2017, we made payments to our three majority stockholders for services rendered to us in the aggregate amount of $583,430 and $338,229, respectively. As of June 30, 2018 and September 30, 2017, we had no obligations payable to our three majority stockholders for consulting services.

4.

Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	September 30, 2017
Furniture, fixtures and office equipment	$ 122,092	$ 107,552
Leasehold improvements	73,795	73,795
	195,887	181,347
Less: accumulated depreciation	(105,091)	(83,535)
	$ 90,796	$ 97,812

Depreciation expense for the three months ended June 30, 2018 and 2017 was $7,288 and $6,987, respectively. Depreciation expense for the nine months ended June 30, 2018 and 2017 was $21,556 and $20,959, respectively.

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

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Distributions

During the three and nine months ended June 30, 2018, we made cash distributions, in the aggregate, of $100,000 to our members prior to the merger.

Common Stock Options

As of June 30, 2018, there were fully-vested, non-qualified stock options exercisable by Mr. Bennett Yankowitz, our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised during the nine months ended June 30, 2018 and 2017.

7.

Concentration of Credit Risk and Major Customers

For the nine months ended June 30,2018, two customers represented approximately 22% and 25%, respectively, of our total revenues. For the nine months ended June 30,2017, five customers represented approximately 11%, 12%, 16%, 20% and 22%, respectively, of our total revenues.

As of June 30, 2018 and September 30, 2017, we had accounts receivable of $1,015,896, or 94%, due from five customers; and $578,066, or 64%, due from two customers, respectively.

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

Overview

Mastermind, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing digital content, designing websites, social media and sharing campaigns, mobile merchandising, and communications and branding.

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

Results of Operations

Three Months Ended June 30, 2018 vs. June 30, 2017

Revenues

Revenues for the three months ended June 30, 2018 were $1,460,050 as compared with $1,043,731 for the comparable prior year period, an increase of $416,319 or 39.9%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the three months ended June 30, 2018 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $1,163,440 or 79.7% of revenues, compared with $766,424 or 73.4% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the prior nine months containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $792,494 as compared with $581,276 for the comparable prior year period, an increase of $211,218 or 36.3%. Our general and administrative expenses increased as a result of increased (i) personnel and overhead costs in support of our current increase and growth in revenues; and (ii) incremental legal and professional fees in connection with transitioning from a private to public company of approximately $40,000.

Other (Expense), Net

Other (expense), net for the three months ended June 30, 2018 was $22,007 as compared with $1,650 for the comparable prior year period, an increase of $20,357. The increase is primarily due to interest expense recognized on our related party note payable.

Nine Months Ended June 30, 2018 vs. June 30, 2017

Revenues

Revenues for the nine months ended June 30, 2018 were $3,670,474 as compared with $2,344,188 for the comparable prior year period, an increase of $1,326,286 or 56.6%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the nine months ended June 30, 2018 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the nine months ended June 30, 2018 were $3,138,444 or 85.5% of revenues, compared with $1,637,411 or 69.9% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the prior nine months containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2018 were $2,458,222 as compared with $1,682,153 for the comparable prior year period, an increase of $776,069 or 46.1%. Our general and administrative expenses increased as a result of increased (i) personnel and overhead costs in support of our current increase and growth in revenues; and (ii) incremental legal and professional fees in connection with transitioning from a private to public company of approximately $140,000.

Other (Expense), Net

Other (expense), net for the nine months ended June 30, 2018 was $80,606 as compared with $15,676 for the comparable prior year period, an increase of $64,930. The increase is primarily due to the merger costs incurred in connection with the Business Combination that was consummated on February 14, 2018. Additionally, other (expense), net also includes interest expense recognized on our related party note payable.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $555,922, an increase of $10,018 when compared with a balance of $545,904 as of September 30, 2017.

During the nine months ended June 30, 2018, we had net cash of $350,335 provided by operating activities as compared with net cash of $474,754 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows provided by operating activities decreased by $124,419, as compared to the comparable prior year period, primarily due to an increase in receivables from customers for billed projects during the period. These cash outflows were primarily offset by an increase in net income reported during the current period as compared to a net loss for the comparable prior year period.

During the nine months ended June 30, 2018, we had net cash of $114,540 used in investing activities as compared with net cash of $100,000 used in investing activities for the comparable prior year period. The net cash outflows during the nine months ended June 30, 2018 are a result of the purchase of computers and office equipment in the amount of $14,540 and cash distributions of $100,000 to the members prior to the merger. The net cash outflows during the nine months ended June 30, 2017 are a result of the cash distributions of $100,000 to the members prior to the merger.

During the nine months ended June 30, 2018, we had net cash of $225,777 used in financing activities as compared to net cash of $121,246 used in financing activities for the comparable prior year period. The net cash used in financing activities of $225,777 and $121,246 during the nine months ended June 30, 2018 and 2017, respectively, is due to repayments on the related party note payable and related party advance.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2018 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.
By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Dated: August 20, 2018