Form 10-K
period 2018-09-30
MASTERMIND, INC.
filed 2019-01-15
CIK 1088638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-26533
MASTERMIND, INC.
(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	82-3807447 (I.R.S. Employer Identification No.)
1450 W. Peachtree St. NW, Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)
Issuer’s telephone number (404) 420-4000
Securities registered under Section 12(b) of the Exchange Act:
None Title of each class	None Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ❑  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.Yes ❑  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company
❑ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❑  No ☒

As of January 15, 2019, 33,870,520 shares of the registrant’s Common Stock were outstanding. As of March 31, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $25,486,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

MASTERMIND, INC.

FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2018

PART I

Item 1.

Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements in the sections captioned “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of these terms) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and the assumptions underlying or relating to any such statement.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•

Market acceptance of our products and services;

•

Competition from existing products or new products that may emerge;

•

The implementation of our business model and strategic plans for our business and our products;

•

Estimates of our future revenue, expenses, capital requirements and our need for financing;

•

Our financial performance;

•

Current and future government regulations;

•

Developments relating to our competitors; and

•

Other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.  Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

General

Overview

Mastermind Involvement Marketing, a Georgia joint venture (the “Company” or “MIM”) was formed on January 1, 2012 by Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), the founding member, through a contribution of assets. The organization, as governed by the written operating agreement dated January 1, 2012, as amended, (the “Operating Agreement”) was formed for the purpose of engaging in the business of conceiving, developing, selling, marketing, implementing and/or otherwise providing services, systems, platforms and products in the areas of mobile, social, digital and traditional marketing to and for businesses and organizations, and conducting services and functions incidental to the operation of such business.

We are an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with category-leading brands. We specialize in getting consumers and customers to take an action that leads to brand awareness, trial, loyalty, and ultimately advocacy (e.g. publically

“endorsing” the brand via digital/social media through reviews, likes, etc.). Our conversion initiatives facilitate the involvement of more of the “right customers” with the brands of our clients.  Our programs can take on various forms, including creating and managing digital content, designing campaign websites/landing pages, social media and viral campaigns, mobile marketing initiatives, and brand communications.

History

The Business Combination

On February 14, 2018 (the “Closing Date”), we consummated the transactions contemplated by that certain Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) the Company; (ii) CoConnect Inc., a Nevada Corporation (“CoConnect”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

Pursuant to the Contribution Agreement, the Sellers contributed, transferred, assigned and conveyed to CoConnect all right, title and interest in and to one hundred percent (100%) of such joint venture interest in the Company (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from CoConnect twenty-nine million two hundred thirty-six thousand seven hundred fifty-nine (29,236,759) shares of CoConnect ’s common stock, $.001 par value (the “CoConnect Common Stock”) representing eighty-five percent (85%) of the total outstanding CoConnect Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became the controlling shareholders of CoConnect and CoConnect became a wholly-owned subsidiary of the Company.

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the terms “Registrant,” “we,” “us” and “our” refer to the Company, giving effect to the Business Combination.

Prior to the Business Combination, we were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result of the Business Combination, we have ceased to be a “shell company.” The information contained in this Report constitutes the information necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (“Securities Act”).

Contribution Agreement and Related Transactions

The Contribution Agreement

On February 14, 2018 (the “Closing Date”), we consummated the transactions contemplated by that certain Contribution Agreement by and among the Company, CoConnect, and the Sellers.

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to the Contributed Joint Venture Interest, together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) CoConnect accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively received from CoConnect the Contribution Consideration and consisting of an aggregate of eighty-five percent (85%) of the equity of the Company after distribution. As a result of the Business Combination, the Sellers became the controlling shareholders of the Company and received all of the assets and operations of the Company.

In connection with the Business Combination, and as part of the Contribution Agreement, PacificWave Partners and Bennet J. Yankowitz, stockholders of the Company and the “Piggyback Parties”, have been granted certain piggyback registration allowing the holder to include their shares in such registration, subject to certain marketing and other limitations. As a result, if, commencing one year from the Closing of the Contribution Agreement and ending two (2) years later, whenever we propose to file a registration statement under the Securities Act, other than with respect to a demand registration or a registration statement on Forms S-4 or S-8, the Piggyback Parties are entitled to notice of the registration and have the right to include their shares in the registration, subject to limitations that the underwriters may impose on the number of shares included in the offering and only if their securities are then not tradable pursuant to rule 144.

In connection with the Business Combination, and as part of the Contribution Agreement, Advize and Villanta (each, a “Subject Party”) made certain covenants regarding non-competition and non-solicitation agreements (the “Non-Competition Covenants”), in favor of the Company, MM Inc., CoConnect, and their respective successors and subsidiaries (referred to as the “Covered Parties”). Under the Non-Competition Covenants, the Subject Party and its controlled affiliates will not, without the Company’s prior written consent, (a) solicit or attempt to solicit any customer of the Covered Parties, including actively sought prospective customers of Covered Parties’ as of the Closing, for the purpose of providing products or services that are the same as or similar to the products or services offered or provided by any Covered Parties; (b) act as a director, manager, officer or employee of any business which is the same as or essentially the same as the business conducted by any Covered Parties; or (c) solicit or recruit or attempt to solicit or recruit, directly or by assisting others, any employee of any Covered Parties, whether or not such employee is a full-time employee or a temporary employee of such Covered Parties, whether or not such employment is pursuant to a written agreement and whether or not such employment is for a determined period or is at will, to cease working for such Protected Party; provided that the foregoing will not prevent the placement of any general solicitation for employment not specifically directed towards employees of any Covered Parties or hiring any such person as a result thereof.

The Business Combination was treated as a “reverse acquisition” of the Company for financial accounting purposes, MIM JV was considered the acquirer for accounting purposes, and the historical financial statements of the Company before the Business Combination were replaced with the historical financial statements of MIM JV and its consolidated entities before the Business Combination in all future filings with the SEC.

The issuance of CoConnect Common Stock to the Sellers, in connection with the Business Combination have not been registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The foregoing description of the Contribution Agreement does not purport to be complete. For further information, please refer to the copy of the Contribution Agreement that is filed with the SEC as Exhibit 2.1 to the Current Report on Form 8-K dated April 20, 2018, as amended. There are representations and warranties contained in the Contribution Agreement that were made by the parties to each other as of specific dates. The assertions embodied in these representations and warranties were made solely for purposes of the Contribution Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their terms. Moreover, some representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For these reasons, investors should not rely on the representations and warranties in the Contribution Agreement as statements of factual information.

The Lock-Up Agreements

Pursuant to the Business Combination certain individuals were required to enter into lock-up agreements substantially in the form of lock-up agreement that is filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K, as amended, dated April 20, 2018.

The Assignment and Assumption Agreements

Pursuant to the Business Combination the Company, CoConnect and the Sellers entered into an assignment and assumption agreement (the “JV Assignment Agreement”), pursuant to which the Sellers assigned all of their Membership Interest in the Company to CoConnect, and CoConnect assumed all of the duties, obligation and liabilities of the Sellers and the Company. The foregoing description of the JV Assignment Agreement does not purport to be complete. For further information, please refer to the copy of the JV Assignment Agreement that is filed with the SEC as Exhibit 10.2 to the Current Report on Form 8-K dated April 20, 2018, as amended.

Pursuant to the Business Combination the Company, CoConnect and MM Inc., entered into an assignment and assumption agreement (the “LLC Assignment Agreement”), pursuant to which the Sellers assigned all of their Membership Interest in the Mastermind Involvement Marketing, LLC, a Georgia limited liability company (“MIM LLC”) to CoConnect, and CoConnect assumed all of the duties, obligation and liabilities of MM Inc., and MIM LLC. The foregoing description of the LLC Assignment Agreement does not purport to be complete. MIM LLC does not have any assets, liabilities or operations. For further information, please refer to the copy of the LLC Assignment Agreement that is filed with the SEC as Exhibit 10.3 to the Current Report on Form 8-K, as amended, dated April 20, 2018.

Our Mission

Our mission is to become one of the most well-respected marketing service agencies in the industry capable of involving people with Fortune 500 brands.

Our Business

We are an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with category-leading brands. We specialize in getting consumers and customers to take an action that leads to brand awareness, trial, loyalty, and ultimately advocacy (e.g. publicly “endorsing” the brand via digital/social media through reviews, likes, etc.). Our conversion initiatives facilitate the involvement of more of the “right customers” with the brands of our clients.  Our programs can take on various forms, including creating and managing digital content, designing campaign websites/landing pages, social media and viral campaigns, mobile marketing initiatives, and brand communications.

We deliver innovative, result-producing campaigns to meet the business objectives of each client through any number, or combination thereof, or cutting-edge marketing initiatives:

•

Content marketing;

•

Influencer marketing – earned, owned, and paid;

•

Digital marketing across all screens;

•

Social marketing;

•

Gamification;

•

Promotion marketing;

•

Social Channel Optimization; and

•

Social Contingency Communications.

Our most important assets in delivering the highest-quality involvement marketing services to our clients are our highly talented and experienced people made up of technologists, strategists, and creatives who work together and represent a cross-discipline of experts. We pride ourselves in a culture of mutually-shared support and teamwork. We ensure that our team is provided the best-in-class research, equipment, technology and training in all disciplines within our proven delivery process to deliver cutting-edge initiatives the get results.  We believe we are very competitive and have a winning culture that is present throughout the work we do for our clients and their brands.

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients.  We have a strong and long-lasting relationships with our clients and tenure of our key executives. Mastermind is organized in 5 key groups:

•

Account management;

•

Creative and development services;

•

Strategy, analytics & research;

•

Technology & campaign management; and

•

Agency Management and administration.

Our Process

We have a proven, five-step cyclical approach to every client engagement that ensures learning from every campaign execution is used to optimize future campaigns. The process involves:

1.

Research and Testing. - data analysis, shopper journeys, AB/MV, eye-tracking

2.

Strategy and Planning - objectives, goals, analysis

3.

Creative- UX, mobile, digital, design thinking, branding

4.

Campaign Management - Optimization, Management, SEO, PPC & lead gen

5.

Analytics and Optimization - data analysis, ROI, reporting, dashboards

Mastermind process seeks to ensure that there is continual optimization to involve people with brands in ways that inspire them to take action – consideration, trial, loyalty, and advocacy.

Industry Background and Trends

We believe that the communications industry is going through a revolutionary evolution.  Technology and big data are combining with creative and strategy across new platforms and communications.  Things are moving quickly and Involvement Marketing is an opportunity for brands to reach their constituencies through a plethora of new ways to communicate with its key constituencies in ways that get them to take action.  It is essential to understand target audiences and how they are consuming information.  Creating brand preference and getting consumers to take an action is essential in growing share for a brand and will continue to be essential in 2018 and beyond.

Brands are expected to bring projects in-house or outsource to smaller digital agencies, and a definitive shift in brands choosing to bring creative projects in-house for more control over budgets and resources was seen in 2016. The other trend saw brands cutting ties with bigger agencies and outsourcing work to smaller digital agencies which could deliver more specialized campaigns. It was predicted that in 2017, brands would continue to move away from larger agencies that have in the past offered a one-stop-shop for their advertising needs. With tighter budgets, brands are seeing the cost-effectiveness of having their own studio team and paying salaries versus project-based fees. Likewise, outsourcing to specialized digital outfits for lower, one-off fees is proving more financially sound for brands.

The industry will ramp up its use of digital marketing and advertising tools to streamline marketing workflow. As brands and ad agencies continue to leverage multiple channels to capture new audiences, eliminating tedious administrative tasks is high on the agenda. With digital tools, marketers and creatives are managing approval workflow and resources with greater ease and transparency allowing them to stay on top of heavy workloads and multiple projects. Some of the digital tools that the industry is moving towards are:

•

marketing approval workflow software;

•

agency approval workflow software;

•

project management software;

•

social marketing tools and software;

•

online proofing tools; and

•

resource management software.

Not only do these tools cut out time-consuming administration, but they offer greater control and visibility over managing marketing projects as well as streamline marketing workflow.

More brands and ad agencies will move towards an agile methodology to enable them to be more flexible in responding to a rapidly changing marketplace. Agile project management was developed as an alternative to the hierarchical project management model, which favors processes and documentation, and longer-term development projection. Agile methodologies, on the other hand, utilize a self-organized team model with greater flexibility in scope, face-to-face collaboration and incremental planning to deliver projects on time and on budget. Experts are expecting to see more marketers and creatives to go agile to remain competitive.

To mitigate the risk of brands being called out by regulatory bodies for illegal or unethical practices and tarnishing the brand reputation, more brands will toe the line because their bottom line depends on it. With that said, marketing compliance will be high on the agenda again this year with marketers having to stay on top of compliance issues to mitigate the risk of regulatory violations. Digital tools that enable brands to audit their project work will go a long way in helping businesses to manage their market compliance.

While every brand and ad agency needs highly skilled individuals on board, there will be a return to focus on teams to propel businesses forward. Rather than focusing on individuals, it is believed that agency ROI’s could benefit by nurturing teams and their skillsets, setting processes that ease heavy workloads, delegating tasks evenly and ensuring morale remains positive. Experts are also warning that departments need to stop working in silos and implement processes and tools that offer greater transparency over the entire business.

Experts are also predicting a greater prevalence in native advertising. With ad blocking on the rise, brands need to stay visible in a way that doesn’t interrupt the online user experience. Native advertising is a paid advertising placement that is blended seamlessly into a platform’s content so that it doesn’t interrupt the readers flow. The increasing importance of video is also being heralded. Reports indicate a video can achieve customer conversion rates of up to 60%. The video medium is enjoyable, easy to access and requires little effort for engagement. Live streaming is also providing customers a real time brand experience enabling brands to capitalize on a new revenue stream. Being “mobile friendly” is also important as growing trends indicate that brands have to wedge themselves firmly in the mobile space to stay relevant.

Competitive Strengths

Since our inception, we have worked diligently to establish and leverage key strengths in our business model, including:

A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and reinvention. We have created a culture committed to innovation and creativity that challenges convention and breaks new ground. Our team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with our largest competitive advantage.  For example:

•

First-user generated content campaign for UPS;

•

First YouTube Influencer marketing campaign for The Home Depot and Citi;

•

First YouTube Influencer Campaign for ExxonMobile; and

•

First omni-channel shopping journey studies for Macy’s, Best Buy, and Staples.

Exploitation of Technologic Innovations and Social Marketing Importance

Our success lies, in part, to our understanding of new technologies especially in the social marketing space, augmented reality, image recognition, virtual reality and the ability to leverage these technologies in ways that we believe achieve and exceed our clients’ objectives.

Experienced management team and advisors

Our management team not only includes highly experienced entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding strategic and creative advisors who are experts in social media and integrated marketing campaigns. See “Management” for details.

Our Growth Strategy

After more than 34 years of experience by management in delivering innovative involvement marketing campaigns, including more than five years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include:

Organic Growth

We seek to work with one of the top three brands in almost every industry with focus on Restaurants, Packaged Goods, Retail, Pharma/OTC, Fuel, Automotive, Healthcare, Grocery/Convenience, and Entertainment. We will continue to use a mix of digital, social, public relations, and personal outreach to facilitate our organic growth.

Strategic Partnerships

We seek to develop strategic partnerships and alliances with companies that can facilitate expansion of our services to Fortune 500 companies having strong and well-recognized brands.

Executive Team Recruitment

We seek to attract talented executives possessing key skills and also relationships with brands which can be accretive to our client portfolio.

Accretive Acquisitions

We seek to acquire companies having the following criteria to supplement our portfolio of clients with the objective of driving our additional near and long-term revenue.

•

Complementary companies in other major geographical markets; and

•

Companies that work with at least one of the top three brands in industries where we do not currently have a significant representative client.

Our Customers

We have experience with what we believe to be some of the industry’s most innovative companies possessing what we believe to be well-known brands. Our industry experience includes in the fields of or in respect to:

•

Sports and Entertainment;

•

Oil and Gas;

•

Automotive;

•

Retail;

•

Restaurant;

•

B2B;

•

Financial Services;

•

Hotel and Hospitality;

•

Consumer Packaged Goods (CPG);

•

Healthcare and Pharmaceuticals;

•

Technology; and

•

AgriChem.

We believe the client relationships established in these diverse industries provide us with a competitive edge over the broader market in the adoption of new strategies and leading technologies. Our services are provided pursuant to respective service agreements with a host of clients including:

•

Citigroup Inc.;

•

Bayer Animal Health;

•

Bayer CropScience Ltd;

•

Bayer Drop U.S.;

•

Bayer Drop Global;

•

Harman International Industries, Inc.;

•

Harley-Davidson, Inc.;

•

South University;

•

Dream Center; and

•

Hoffmann-La Roche Ltd.

Our Sales and Marketing

We have a business development team that identifies potential clients having well-known brands as well as leveraging relationships with brands with whom our team is familiar. In addition to identifying potential clients, our business development team is responsible for nurturing and maintaining existing relationships to ensure customer satisfaction and to promote follow-up campaign opportunities.

Our business development team is composed of industry innovators in the communications business with deep connections and experience in digital, social media, technology, promotions, mobile, analytics and campaign development, implementation and management. Our business development team is led by award-winning executives who are frequent contributors to all-things digital on television, radio, conferences and webinars.

Our Revenue Model

We derive revenues from our clients based on a project-by-project basis through statement of work pursuant to a Master Services Agreement, which is typically customized to each of our clients. Dependent upon the statement of work which is directed by our clients, projects can vary from small scale platform, infrastructure and application development for influencer channels to large campaign initiatives that are project-based. Fees charged to clients are typically based on project/campaign fees which include retainer- and ongoing-fees negotiated with our clients.

Our Competition

Mastermind competes with agencies owned by large communications holding companies like WPP plc, Omnicom Group, Inc., Interpublic Group of Companies, Inc. and Publicis Groupe SA., for leading brands in almost every category.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2018, there were no clients individually representing 10% or more of our total revenues. For the fiscal year ended September 30, 2017, three clients represented approximately 47% of our total revenues.

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. These laws and regulations may involve privacy, data security, advertising, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

We are also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. There are also potential federal legislative proposals and various state legislative bodies and foreign governments concerning data protection, tracking, behavioral advertising and consumer protection that could affect us.

In recent years, social media companies, to resolve investigations into various incidents, have entered into settlement agreements and consent decrees with the Federal Trade Commission that, among other things, require them to establish an information security program designed to protect non-public consumer information and also require that they obtain periodic independent security assessments. Violation of any regulatory orders, settlements, or consent decrees into which we may be required to enter could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.

For additional information regarding the laws and regulations that may adversely affect our business, please see the section titled “Risk Factors” below.

Backlog

Our backlog in the ordinary course of business is approximately $2,282,749 at September 30, 2018.

Employees

As of September 30, 2018, we had 26 contract and full-time employees at our leased facility in Atlanta, Georgia.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 1A.

Risk Factors

Not applicable.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not own any properties. We lease our corporate facility in Atlanta, Georgia pursuant to a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”). The manager of the Landlord is also our chief executive officer. In connection with the Lease, we sublease approximately 9,000 square feet of the total 15,000 square feet of the demised property to an independent third-party. We believe our current leased facility space is adequate for our near-term needs. If or when the need arises for additional space, the Landlord has agreed to make additional space available to us.

Item 3.

Legal Proceedings

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Market under the symbol “MMND”. There is very limited trading of our common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•

Our financial position and results of operations;

•

Any litigation against us;

•

Possible regulatory requirements on our business;

•

The issuance of new debt or equity securities pursuant to a future offering;

•

Our ability to obtain additional financing and the terms thereof;

•

Changes in interest rates;

•

Competitive developments;

•

Variations and fluctuations in our operating results;

•

Change in financial estimates by securities analysts;

•

The depth and liquidity of the market for our common stock;

•

Investor perceptions of us; and

•

General economic and business conditions.

The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTC Market. Quotations from the OTC Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended 2018
	High	Low
4th Quarter	$ 6.50	$ 4.00
3rd Quarter	6.75	5.49
2nd Quarter	7.00	5.00
1st Quarter	5.50	5.00

	Fiscal Year Ended 2017
	High	Low
4th Quarter	$ 7.00	$ 5.00
3rd Quarter	7.00	2.50
2nd Quarter	6.00	1.00
1st Quarter	5.00	3.50

As of January 9, 2019, there were approximately 4,736 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on January 11, 2019, was $2.25 per share.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2018 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	-	(1)	$ -	4,000,000

_______________

(1)

This total represents shares available to be issued pursuant to the Mastermind, Inc. 2018 Equity Incentive Plan.

Recent Sales of Unregistered Securities

In connection with the Contribution Agreement, CoConnect issued 29,236,759 shares to three entities, each controlled by our three executives: MM Inc. which is owned by Daniel A. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios. These shares represented approximately eighty-five percent (85%) of the outstanding shares of CoConnect after the offering pursuant to an exemption under Section 4(a)(2) of the Securities Act.

Dividend Policy

Our dividend policy is determined by our Board of Directors and depends upon a number of factors, including our financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. We have not paid any cash dividends on our common stock and at the current time we do not anticipate paying a cash dividend on our common stock in the foreseeable future. We did not declare or pay any cash dividends on our common stock during the past two fiscal years.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management’s Discussion and Analysis or Plan of Operation

Overview

Our company was formed on January 1, 2012 by MM Inc. the Founding Member, through a contribution of assets. The organization, as governed by the Written Operating Agreement dated January 1, 2012, was formed for the purpose of engaging in the business of conceiving, developing, selling, marketing, implementing and/or otherwise providing services, systems, platforms and products in the areas of mobile, social, digital and traditional marketing to and for businesses and organizations, and conducting services and functions incidental to the operation of such business. Effective January 1, 2017 and March 1, 2017, we granted a thirty percent (30%) and ten percent (10%) interest to Villanta and Digital Advize respectively. in consideration of services to be provided to us.

We are an involvement marketing service agency, whose mission is to become one of the most well-respected marketing service agencies in the industry capable of involving people with Fortune 500 brands that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with category-leading brands. We specialize in getting consumers and customers to take an action that leads to brand awareness, trial, loyalty, and ultimately advocacy.  Our conversion initiatives facilitate the involvement of more of the “right customers” with the brands of our clients.  Our programs can take on various forms, including creating and managing digital content, designing campaign websites/landing pages, social media and viral campaigns, mobile marketing initiatives, brand communications and search engine optimization. We deliver innovative, result-producing campaigns to meet the business objectives of each client through any number, or combination thereof, or cutting edge marketing initiatives.

Our most important assets in delivering the highest-quality involvement marketing services to our clients are our highly talented and experienced people made up of technologists, strategists, account service, paid media and creatives who work together and represent a cross-discipline of experts. We pride ourselves in a culture of mutually-

shared support and teamwork. We ensure that our team is provided the best-in-class research, equipment, technology and training in all disciplines within our proven delivery process to deliver cutting-edge initiatives the get results.  We are very competitive and have a winning culture that is present throughout the work we do for our clients and their brands.

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients. This is proven by strong and long-lasting relationships with our clients and tenure of our key executives. We have a proven, five-step cyclical approach to every client engagement that ensures learning from every campaign execution is used to optimize future campaigns.

After more than 34 years of experience in delivering innovative involvement marketing campaigns, including more than five years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include organic growth, strategic partnerships, recruitment of talented executives, and accretive acquisitions.

We have relationships with what we believe to be some of the industry’s most innovative companies, including Fortune 500 companies, in a diverse spectrum of industries possessing what we believe to be well-known brands. We believe the client relationships established within these diverse industries provide us with a competitive edge over the broader market in the adoption of new strategies and leading technologies. We generate revenues from project/campaign-based fees charged to our clients pursuant to client-specific service agreements.

Through the efforts of our business development team, we identify potential clients having well-known brands as well as leveraging relationships with brands with whom our team is familiar. In addition to identifying potential clients, our senior management team is responsible for nurturing and maintaining existing relationships to ensure customer satisfaction and to promote follow-up campaign opportunities. Our business development team is composed of industry innovators in the communications business with deep connections and experience in digital, social media, technology, promotions, mobile, analytics and campaign development, implementation and management. Our business development team is led by award-winning executives who are frequent contributors to all-things digital on television, radio, conferences and webinars.

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2018” or our “2018 fiscal year” refer to the fiscal year ended September 30, 2018.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements.

Results of Operations

Fiscal Year Ended September 30, 2018 vs. September 30, 2017

Revenues

Revenues for the fiscal year ended September 30, 2018 were $5,229,465 as compared with $4,264,923 for the comparable prior year period, an increase of $964,542 or 22.6%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the fiscal year ended September 30, 2018 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the fiscal year ended September 30, 2018 was $4,484,678 or 85.8% of revenues, compared with $3,283,467 or 77.0% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the comparable prior year period containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended September 30, 2018 were $3,234,450 as compared with $2,267,213 for the comparable prior year period, an increase of $967,237 or 42.7%. Our general and administrative expenses increased as a result of increased (i) personnel and overhead costs in support of our current increase and growth in revenues; and (ii) incremental legal and professional fees in connection with transitioning from a private to public company of approximately $150,000.

Other (Expense), Net

Other (expense), net for the fiscal year ended September 30, 2018 was $56,829 as compared with $22,230 for the comparable prior year period, an increase of $34,599. The increase is primarily due to the merger costs of $50,000 incurred in connection with the Business Combination that was consummated on February 14, 2018. This increase was offset by a decrease in our interest expense on a related party note which was $11,566 for the fiscal year ended September 30, 2018 as compared to $24,648 for the comparable prior year period.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $861,371, an increase of $315,467 when compared with a cash and cash equivalents balance of $545,904 as of September 30, 2017.

During the fiscal year ended September 30, 2018, we had net cash of $671,767 provided by operating activities as compared with net cash of $598,873 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows provided by operating activities increased by $72,894, as compared to the comparable prior year period, primarily due to (i) an increase in net income reported for the fiscal year ended September 30, 2018 and (ii) a decrease in unearned revenues. These increases in net cash flows provided by operating activities were partially offset by increases in accounts receivable and prepaid expense during the fiscal year ended September 30, 2018 as compared to a net loss for the comparable prior year period.

During the fiscal year ended September 30, 2018, we had net cash of $23,935 used in investing activities as compared with net cash of $7,638 used in investing activities for the comparable prior year period. The net cash outflows during the fiscal years ended September 30, 2018 and 2017 are a result of the purchase of computers and office equipment in the amount of $23,935 and $7,638, respectively.

During the fiscal year ended September 30, 2018, we had net cash of $332,365 used in financing activities as compared to net cash of $421,286 used in financing activities for the comparable prior year period. The net cash used in financing activities during the fiscal years ended September 30, 2018 and 2017, respectively, is primarily due to (i) dividends paid to our members prior to the Business Combination in the amount of $100,000 and $300,000, respectively; and (ii) repayments on the related party note payable and related party advance.

There were no options or warrants exercised during the fiscal years ended September 30, 2018 and 2017.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2018 our cash position and cash flows from our fiscal 2019 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 13, 2018, Paritz & Company, P.A.  (“Paritz”), the independent registered public accounting firm of Mastermind, Inc. (the “Company”), notified the Company that Paritz combined its practice (the “Merger”) with Prager Metis CPAs LLC (“Prager”), with Prager being the surviving entity after the Merger. As a result of the Merger, on November 13, 2018, Paritz effectively resigned as the independent registered public accounting firm for the Company, and Prager, as the successor to Paritz, was approved by the Company’s Board of Directors to be engaged as the Company’s independent registered public accounting firm.

The reports of Paritz on the financial statements of the Company as of and for the fiscal years ended September 30, 2017 and 2016 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended September 30, 2017 and 2016 and the subsequent interim period from October 1, 2017 to the date of this report, and in connection with the audit of the Company’s financial statements for such periods, there were no disagreements between the Company and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.

During the Company’s fiscal years ended September 30, 2017 and 2016 and the subsequent interim period from October 1, 2017 to the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company's fiscal years ended September 30, 2017 and 2016 and the subsequent interim period from October 1, 2017 to the date of this report, the Company did not consult with Prager regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.

Controls and Procedures

The certificates of our principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

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

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of January 11, 2019.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	59	Director, Chief Executive Officer
Michael Gelfond	46	Executive Vice President
Ricardo Rios	42	Senior Vice President

Biographies of Directors and Executive Officers

Daniel A. Dodson.  Mr. Dodson has served as chief executive officer and sole director of the Company since January 1, 2012, the date of our inception and is sole director of Mastermind, Inc. since February 14, 2018. In 1984, Mr. Dodson was the founder, sole owner and president of National Promotion Services which was subsequently renamed Mastermind Marketing, Inc. and continues to be its president and sole owner. Mr. Dodson is considered an involvement marketing expert with demonstrated ability to leverage social, mobile, digital and promotion to facilitate the engagement of people with well-known brands to achieve increased client revenues and delivery of measurable returns on marketing investments. Mr. Dodson has been published in numerous trade publications and has been an invited speaker on the subject of involvement marketing at conferences and trade shows around the world. Mr. Dodson received his BBA in Accounting from Georgia State University in 1982.

Our Board has concluded that Mr. Dodson is an appropriate person to represent management on our Board of Directors given his position as our Chief Executive Officer, his tenure with us, which dates back to 1984, his professional credentials, and his standing in the advertising and media community, including expertise in involvement marketing, financial and operational matters as they relate to leveraging social, mobile, digital and promotion to facilitate the engagement of people with well-known brands.

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

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our Board of Directors will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were included in our previous filings with the SEC on Forms 10-K and 8-K. A copy of our bylaws will be provided upon written request to the Chief Executive Officer at Mastermind, Inc., 1450 W. Peachtree St. NW, Atlanta, Georgia 30309.

Code of Ethics

We currently have not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2018.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. The Company intends to implement internal corporate governance guidelines and practices, and will make such guidelines and practices available on its website at www.mastermindmarketing.com, when implemented.

Item 11.

Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2018 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2018 and 2017.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Daniel J. Dodson	2018	$ 51,185	$ -	$ -	$ -	$ 402,721	$ 453,906
Chief Executive Officer	2017	56,690	-	-	-	212,509	269,199

Michael Gelfond	2018	$ 90,443	$ -	$ -	$ -	$ 180,926	$ 271,369
Executive Vice President	2017	87,458	-	-	-	95,626	183,084

Ricardo Rios	2018	$ 23,660	$ -	$ -	$ -	$ 190,917	$ 214,577
Senior Vice President	2017	17,745	-	-	-	164,467	182,212

(1)

All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel J. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a.

Daniel A. Dodson:  Consulting fees of $384,000 and $201,500, and employee benefits of $18,721 and $11,009 for the fiscal years ended September 30, 2018 and 2017, respectively.

b.

Michael Gelfond:  Consulting fees of $180,000 and $88,333, and employee benefits of $926 and $7,293 for the fiscal years ended September 30, 2018 and 2017, respectively.

c.

Ricardo Rios:  Consulting fees of $187,240 and $162,081, and employee benefits of $3,677 and $2,386 for the fiscal years ended September 30, 2018 and 2017, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. However, these executives expect to enter into employment agreements during the 2019 fiscal year.

Outstanding Equity Award During Fiscal 2018

None.

Option Exercises and Stock Vested During Fiscal 2018

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of January 11. 2019, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2018 and 2017, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is Daniel A. Dodson, our Chief Executive Officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the fiscal year ended September 30, 2018 and 2017, we made lease payments of $120,000 and $120,000, respectively, to the Landlord in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee.

During the fiscal year ended September 30, 2016, the sublessee to the Lease remitted $13,550 to us for the benefit of the Landlord. In December 2017, we remitted this payment in full to the Landlord. As of September 30, 2018 and 2017, we recorded $0 and approximately $13,550, respectively, as a related party payable in our balance sheet.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. During the fiscal year ended September 30, 2018 and 2017, we recorded interest expense of $11,566 and $24,648, respectively. As of September 30, 2018 and 2017, we recorded no accrued interest. As of September 30, 2018 and 2017, the principal balance outstanding was $0 and $212,290, respectively.

During the fiscal years ended September 30, 2018 and 2017, we made payments to our three executives pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total payments made to our three members during the fiscal years ended September 30, 2018 and 2017 aggregated $751,240 and $451,914, respectively. As of September 30, 2018 and 2017, we had no obligations payable to our three members for consulting services

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2018.

Committees of the Board of Directors

We currently have no separate audit, compensation, or nominating committees. The entire Board oversees our (i) audits and auditing procedures; (ii) compensation philosophies and objectives, establishment of remuneration levels for our executive officers, and implementation of our incentive programs; and (iii) identification of individuals qualified to become Board members and recommendation to our shareholders of persons to be nominated for election as directors.

Director’s Compensation

None.

Item 14.

Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, and Paritz & Company, P.A., our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2018 and 2017.

Fee Category	Fiscal Years Ended September 30,
(in thousands)	2018	2017
Paritz & Company, P.A. Audit fees	$ 33,500	$ 37,500
Prager Metis CPAs LLC Audit fees	-	-
Other audit related fees	-	-
Tax fees	-	-
Total fees	$ 33,500	$ 37,500

Audit Fees.  This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Other Audit Related Fees.  This category consists of fees billed for professional services rendered for services other than those described herein as Audit Fees or Tax Fees.

Tax Fees.  This category consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and acquisitions.

Pre-Approval Policies and Procedures.  The Board of Directors has the authority to approve all audit and non-audit services that are to be performed by our independent registered public accounting firm. Generally, we may not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Board of Directors.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 25.

(2)

Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

________________

*

Filed herewith.

Item 16.

Form 10–K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mastermind, Inc.

We have audited the accompanying balance sheet of Mastermind, Inc. (the “Company”) as of September 30, 2017 and the related statement of operations, changes in equity and cash flows for the year ended September 30, 2017. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mastermind Involvement Marketing as of September 30, 2017, and the results of its operations and cash flows for the year then ended in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mastermind, Inc. (the “Company”) as of September 30, 2018 and the related statement of operations, stockholders’ equity, and cash flow for the year ended September 30, 2018 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

January 15, 2019

Mastermind, Inc.
Balance Sheets

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 861,371	$ 545,904
Accounts receivable	1,146,312	905,245
Advance to related party	6,589	-
Prepaid expenses and other current assets	23,611	50,000
Total current assets	2,037,883	1,501,149
Property and equipment, net	92,685	97,812
Total assets	$ 2,130,568	$ 1,598,961

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 123,862	$ 134,018
Unearned revenues	109,363	266,473
Deferred tax liabilities	109,724	-
Related party note payable	-	212,290
Advance from related party	-	13,486
Total current liabilities	342,949	626,267
Total liabilities	342,949	626,267

Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and 2017, respectively	-	-
Common stock, $0.001 par value, 125,000,000 and 4,999,000,000 shares authorized, 33,870,520 shares and 29,236,759 shares issued and outstanding as of September 30, 2018 and 2017, respectively	33,871	29,237
Retained earnings	1,753,748	943,457
Total equity	1,787,619	972,694
Total liabilities and equity	$ 2,130,568	$ 1,598,961

The accompanying notes are an integral part of these financial statements.

Mastermind, Inc.
Statements of Operations

	Fiscal Years Ended September 30,
	2018	2017
Revenues	$ 5,229,465	$ 4,264,922
Cost of revenues	744,787	981,455
Gross profit	4,484,678	3,283,467

Operating Expenses:
General and administrative	3,234,450	2,267,213
Total operating expenses	3,234,450	2,267,213
Income from operations	1,250,228	1,016,254

Other (Expense), Net:
Merger costs	(50,000)	-
Interest (expense) to related party	(11,566)	(24,648)
Interest income	3,010	2,061
Other income, net	1,727	357
Other (expense), net	(56,829)	(22,230)
Net income before provision for income taxes	1,193,399	994,024
Provision for income taxes	278,474	-
Net income	$ 914,925	$ 994,024

Net income per common share:
Basic	$ 0.03	$ 0.02
Diluted	$ 0.03	$ 0.02

Weighted average common shares outstanding:
Basic	32,139,225	29,236,759
Diluted	32,139,225	29,236,759

The accompanying notes are an integral part of these financial statements.

Mastermind, Inc.
Statements of Changes in Equity
Fiscal Years Ended September 30, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2016	29,236,759	$ 29,237	$ -	$ 249,433	$ 278,670
Distributions				(300,000)	(300,000)
Net income				994,024	994,024
Balance at September 30, 2017	29,236,759	29,237	-	943,457	972,694
Effect of merger transaction	4,633,761	4,634		(4,634)	-
Distributions				(100,000)	(100,000)
Net income				914,925	914,925
Balance at September 30, 2018	33,870,520	$ 33,871	$ -	$ 1,753,748	$ 1,787,619

The accompanying notes are an integral part of these financial statements.

Mastermind, Inc.
Statements of Cash Flows

	Fiscal Years Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$ 914,925	$ 994,024
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation	29,062	27,945
Changes in assets and liabilities:
Accounts receivable	(241,067)	(108,102)
Prepaid expenses and other current assets	26,389	(50,000)
Accounts payable and accrued expenses	(10,156)	19,281
Unearned revenues	(157,110)	(284,275)
Deferred tax liabilities	109,724	-
Net cash flows provided by operating activities	671,767	598,873

Cash flows from investing activities:
Purchase of equipment	(23,935)	(7,638)
Net cash flows used in investing activities	(23,935)	(7,638)

Cash flows from financing activities:
Distributions	(100,000)	(300,000)
Repayment of related party note	(212,290)	(121,222)
Repayment of advance from related party	(13,486)	(64)
Advance to related party	(6,589)	-
Net cash flows used in financing activities	(332,365)	(421,286)
Net change in cash and cash equivalents	315,467	169,949
Cash and cash equivalents at beginning of year	545,904	375,955
Cash and cash equivalents at end of year	$ 861,371	$ 545,904

Supplemental disclosure of cash flow information:
Income taxes paid	$ 168,750	$ -
Interest paid to related party	$ 11,566	$ 24,648

The accompanying notes are an integral part of these financial statements.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to us all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) we accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from us 29,236,759 shares of our common stock, $.001 par value (the “Common Stock”) representing 85% of our total outstanding Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became our controlling shareholders of and we became a wholly-owned subsidiary. The Business Combination was treated as a “reverse acquisition” for accounting purposes, whereby MIM is considered the acquirer for accounting purposes, and our historical financial statements before the Business Combination will be replaced with the historical financial statements of MIM and its consolidated entities before the Business Combination in all future filings.

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

Fiscal Year

Our fiscal year ends on September 30. References herein to fiscal 2018 and/or fiscal 2017 refer to the fiscal years ended September 30, 2018 and/or 2017, respectively.

2.

Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2018 and 2017, we did not record any bad debts. As of September 30, 2018 and 2017, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining estimated life of the lease at the time the improvement is put into service. Expenditures for repairs and maintenance are charged to expense as incurred.

Revenue Recognition

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

Fair Value of Financial Instruments

We follow Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2018 and 2017 there has not been any impairment of long-lived assets.

Income Taxes

Prior to February 14, 2018, the effective date of the Business Combination, no provision for income taxes was recorded since we were treated as a partnership for income tax purposes and the income or loss was passed through to our members.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•

the stock option exercise price;

•

the expected term of the option;

•

the grant date price of our common stock, which is issuable upon exercise of the option;

•

the expected volatility of our common stock;

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

•

the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•

the risk free interest rate for the expected option term.

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

Expected Term.  For option grants subsequent to the adoption of the fair value recognition provisions of the accounting standards, the expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of our common stock on the date of grant.

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of our Board of Directors, we have estimated a zero forfeiture rate. We will revisit this assumption periodically and as changes in the composition of the option pool dictate.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 - 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee - also known as lessor accounting - will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact upon adoption on our results of operations, cash flows and financial condition.

In March 2016, the FASB issued “ASU 2016 - 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

organizations that issue share-based payment awards to their employees. The ASU, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In January 2016, the FASB issued “ASU 2016 - 01 Recognition and Measurement of Financial Assets and Financial Liabilities,” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by:

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

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

3.

Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2018 and 2017, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the fiscal year ended September 30, 2018 and 2017, we made lease payments of $120,000 and $120,000, respectively, to the Landlord in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee.

During the fiscal year ended September 30, 2017, the sublessee to the Lease remitted $13,486 to us for the benefit of the Landlord. In December 2017, we remitted this payment in full to the Landlord. As of September 30, 2018 and 2017, we recorded $6,589 as a receivable associated with the lease and $13,486 as a related party payable in our balance sheet, respectively.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. During the fiscal year ended September 30, 2018 and 2017, we recorded interest expense of $11,566 and $24,648, respectively. As of September 30, 2018 and 2017, we recorded no accrued interest. As of September 30, 2018 and 2017, the principal balance outstanding was $0 and $212,290, respectively.

During the fiscal years ended September 30, 2018 and 2017, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total payments made to our three members during the fiscal years ended September 30, 2018 and 2017 aggregated $751,240 and $451,914, respectively. As of September 30, 2018 and 2017, we had no obligations payable to our three members for consulting services.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

4.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
(in thousands)	2018	2017
Furniture, fixtures and office equipment	$ 131,487	$ 107,552
Leasehold improvements	73,795	73,795
	205,282	181,347
Less: accumulated depreciation	(112,597)	(83,535)
	$ 92,685	$ 97,812

Depreciation expense for the fiscal years ended September 30, 2018 and 2017 was $29,062 and $27,945, respectively.

5.

Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2018 and 2017, there were no license fee payments required or payable.

In consideration for the Perpetual License, we agreed to pay the following fees through calendar year 2039:

Fiscal Years Ending September 30,
2019	$ 45,000
2020	60,000
2021	60,000
2022	60,000
2023	60,000
Thereafter	1,885,000
$ 2,170,000

6.

Commitments

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the fiscal year ended September 30, 2018 and 2017, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

The Lease provides for the following total lease commitments pursuant to the Lease and our portion of the lease commitments net of the sublease:

Fiscal Years Ending September 30,	Total Lease Commitment	Lease Commitment Net of Sublease
2019	$ 302,550	$ 120,000
2020	324,000	120,000
2021	348,000	120,000
2022	363,000	120,000
2023	384,000	120,000
Thereafter	97,500	30,000
	$ 1,819,050	$ 630,000

7.

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

As of September 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Tax years 2016 through 2018 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the period from the date of the business combination to September 30, 2018:

Expected federal tax rate	21.0%
State income taxes, net of federal tax benefit	6.0%
Utilization of net operating loss	(3.7%)
Effective tax rate	23.3%

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

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

September 30, 2018
Deferred Tax Assets:
Current liabilities	28,718
Deferred tax assets	28,718
Deferred Tax Liabilities:
Current assets	138,442
Deferred tax liabilities	138,442
Net deferred tax liabilities	$ 109,724

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2018 U.S. corporate income tax return is filed in 2019.

8.

Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock and we have designated among that preferred stock 100,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock. There are no shares of Series A or Series B Preferred Stock issued or outstanding as of September 30, 2018 and 2017.

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

Distributions

During the fiscal years ended September 30, 2018 and 2017, we made cash distributions, in the aggregate, of $100,000 and $300,000, respectively, to our members prior to the Business Combination.

Common Stock Options

As of September 30, 2018, there were fully-vested, non-qualified stock options exercisable by Mr. Bennett Yankowitz, our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised during the fiscal year ended September 30, 2018.

MASTERMIND, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

9.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

10.

Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended September 30, 2018, there were no clients individually representing 10% or more of our total revenues. For the fiscal year ended September 30, 2017, three clients represented approximately 47% of our total revenues.

As of September 30, 2018 and 2017, we had accounts receivable of $507,031, or approximately 62%, due from four customers; and $578,066, or 64%, due from two customers, respectively.

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

Dated: January 15, 2019	Mastermind, Inc.
	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer and Director