Form 10-Q
period 2018-12-31
MASTERMIND, INC.
filed 2019-02-19
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☐ Accelerated Filer
☐ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒☐
As of February 14, 2019, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

MASTERMIND, INC.

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ 772,961	$ 861,371
Accounts receivable	1,255,951	1,146,312
Advance to related party	-	6,589
Prepaid expenses and other current assets	35,251	23,611
Total current assets	2,064,163	2,037,883
Property and equipment, net	88,299	92,685
Total assets	$ 2,152,462	$ 2,130,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 14,088	$ 123,862
Unearned revenues	175,558	109,363
Deferred tax liabilities	127,402	109,724
Total current liabilities	317,048	342,949
Total liabilities	317,048	342,949

Stockholders’ Equity:
Series B Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of December 31, 2018 and September 30, 2018	33,871	33,871
Retained earnings	1,801,543	1,753,748
Total stockholders’ equity	1,835,414	1,787,619
Total liabilities and stockholders’ equity	$ 2,152,462	$ 2,130,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues	$ 1,221,341	$ 961,871
Cost of revenues	165,085	169,085
Gross profit	1,056,256	792,786

Operating Expenses:
General and administrative	990,783	714,833
Total operating expenses	990,783	714,833
Income from operations	65,473	77,953

Other Income (Expense), Net:
Interest (expense) to related party	-	(4,601)
Other income (expense), net	-	(4,601)
Net income before provision for income taxes	65,473	73,352
Provision for income taxes	17,678	-
Net income	$ 47,795	$ 73,352

Net income per common share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average common shares outstanding:
Basic	33,870,520	29,236,759
Diluted	33,870,520	29,236,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$ 47,795	$ 73,352
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation	7,605	7,306
Changes in assets and liabilities:
Accounts receivable	(109,639)	157,962
Prepaid expenses and other current assets	(11,640)	(500)
Accounts payable and accrued expenses	(109,774)	1,581
Unearned revenues	66,195	456,260
Deferred tax liabilities	17,678	-
Net cash flows provided by (used in) operating activities	(91,780)	695,961

Cash flows from investing activities:
Purchase of equipment	(3,219)	(7,021)
Net cash flows used in investing activities	(3,219)	(7,021)

Cash flows from financing activities:
Distributions	-	(100,000)
Repayment of related party note	-	(30,000)
Repayment of advance from related party	-	(13,486)
Proceeds from repayment of advance to related party	6,589	-
Net cash flows provided by (used in) financing activities	6,589	(143,486)
Net change in cash and cash equivalents	(88,410)	545,454
Cash and cash equivalents at beginning of period	861,371	545,904
Cash and cash equivalents at end of period	$ 772,961	$ 1,091,358

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 828	$ -
Interest paid to related party	$ -	$ 4,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended December 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2018 and 2017 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of January 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, our revenues are primarily generated from our involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized. In all cases, we evaluate involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process to recognize revenues as defined in ASC606. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, we consider contracts to be created at the time that an order to provide services is agreed upon regardless of whether or not there is a written contract. Results for reporting periods after January 1, 2018 are presented under ASC 606.

3.

Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three months ended December 31, 2018 and 2017, and as of December 31, 2018 and September 30, 2018, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. During the three months ended December 31, 2018 and 2017, we made lease payments of $30,000 and $30,000, respectively, to the Landlord in satisfaction of our obligation pursuant to the Lease, net of payments made by the sublessee.

During the fiscal year ended September 30, 2016, the sublessee to the Lease remitted $13,550 to us for the benefit of the Landlord. In December 2017, we remitted this payment to the Landlord. As of December 31, 2017 this obligation had been satisfied in full.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. As of September 31, 2018 the obligation to pay all principal and accrued interest was satisfied and there were no further borrowings during the three months ended or balances due as of December 31, 2018. During the three months ended December 31, 2017, we recorded interest expense of $4,601.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

During the three months ended December 31, 2018 and 2017, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $373,120 and $112,810, respectively. As of December 31, 2018 and September 30, 2018, we had no obligations payable to our three majority stockholders for consulting services.

4.

Property and Equipment

Property and equipment consist of the following:

	December 31, 2018	September 30, 2018
Furniture, fixtures and office equipment	$ 134,706	$ 131,487
Leasehold improvements	73,795	73,795
	208,501	205,282
Less: accumulated depreciation	(120,202)	(112,597)
	$ 88,299	$ 92,685

Depreciation expense for the three months ended December 31, 2018 and 2017 was $7,605 and $7,306, respectively.

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

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

6.

Stockholders’ Equity

Our current authorized capital stock consists of one hundred twenty-six million (126,000,000) shares of stock consisting of (i) one hundred twenty-five million (125,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”); and (ii) one million (1,000,000) shares of preferred stock (the “Preferred Stock”). A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities.

Preferred Stock

Our amended and restated articles of incorporation provide that our board of directors has the authority, without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption, dissolution preferences, and treatment in the case of a merger, business combination transaction, or sale of the Company’s assets substantially in their entirety, which rights may be greater than the rights of the holders of the common stock.

There are no shares of Preferred Stock issued or outstanding.

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

Distributions

During the three months ended December 31, 2017, we made cash distributions, in the aggregate, of $100,000 to our members prior to the merger.

Common Stock Options

As of December 31, 2018 and September 30, 2018, there were fully-vested, non-qualified stock options exercisable by Mr. Bennett Yankowitz, our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised during the three months ended December 31, 2018 and 2017.

7.

Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2018, four clients represented approximately 11%, 16%, 17% and 21%, respectively, of our total revenues. For the three months ended December 31, 2017, five customers represented approximately 11%, 12%, 17%, 17% and 18%, respectively, of our total revenues.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

As of December 31, 2018 and September 30, 2018, we had accounts receivable of $666,047, or 71%, due from four customers; and $507,031, or 62%, due from four customers, respectively.

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

Overview

We are an involvement marketing service agency, whose mission is to become one of the most well-respected marketing service agencies in the industry capable of involving people with Fortune 500 brands that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with category-leading brands. We specialize in getting consumers and customers to take an action that leads to brand awareness, trial, loyalty, and ultimately advocacy.  Our conversion initiatives facilitate the involvement of more of the “right customers” with the brands of our clients.  Our programs can take on various forms, including creating and managing digital content, designing campaign websites/landing pages, social media and viral campaigns, mobile marketing initiatives, brand communications and search engine optimization. We deliver innovative, result-producing campaigns to meet the business objectives of each client through any number, or combination thereof, or cutting-edge marketing initiatives.

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

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients. This is proven by strong and long-lasting relationships with our clients and tenure of our key executives. We have a proven, five-step cyclical approach to every client engagement that ensures that we are taking what we learn from every campaign execution and using that knowledge to optimize future campaigns.

After more than 34 years of our experience in delivering innovative involvement marketing campaigns, including more than five years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include organic growth, strategic partnerships, recruitment of talented executives, and accretive acquisitions.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2018 and 2017. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2018 vs. December 31, 2017

Revenues

Revenues for the three months ended December 31, 2018 were $1,221,341 as compared with $961,871 for the comparable prior year period, an increase of $259,470 or 27.0%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the three months ended December 31, 2018 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the three months ended December 31, 2018 was $1,056,256 or 86.5% of revenues, compared with $792,786 or 82.4% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the comparable prior year period containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2018 were $990,783 as compared with $714,833 for the comparable prior year period, an increase of $275,950 or 38.6%. Our general and administrative expenses increased primarily as a result of (i) increased personnel and overhead costs in support of our current increase and growth in revenues; and (ii) the increased costs of being a public company including directors and officers insurance, additional accounting and auditing fees, consulting fees and legal fees in the aggregate amount of approximately $50,000..

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2018 was $0 as compared with $4,601 for the comparable prior year period, a decrease of $4,601. The decrease is primarily due to the elimination of interest expense recognized on our former related party note payable.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $772,961 when compared with a balance of $861,371 as of September 30, 2018.

During the three months ended December 31, 2018, we had net cash of $91,780 used in operating activities as compared with net cash of $695,961 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. The decrease in cash flows provided by operating activities, as compared to the comparable prior year period, is primarily due to an increase in receivables from customers for billed projects during the period and an increase in unearned revenues.

During the three months ended December 31, 2018, we had net cash of $3,219 used in investing activities as compared with net cash of $7,021 used in investing activities for the comparable prior year period. The net cash outflows during the three months ended December 31, 2018 are a result of the purchase of computers and office equipment during the three months ended December 31, 2018 and 2017, respectively.

During the three months ended December 31, 2018, we had net cash of $6,589 provided by financing activities as compared to net cash of $143,486 used in financing activities for the comparable prior year period. The net cash provided by financing activities during the three months ended December 31, 2018 is a result of a repayment to us of an advance made to a related party. The net cash used in financing activities for the three months ended December 31, 2017 is primarily due to (i) distributions of $100,000 to our chief executive officer, executive vice president and senior vice president, prior to the merger transaction; (ii) repayment of the related party note payable in the amount of $30,000; and (iii) repayment of the related party advance in the amount of $13,486.

There were no exercises of options or warrants during the three months ended December 31, 2018 and 2017.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of December 31, 2018 our cash position and cash flows from our fiscal 2019 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management has formed a committee that is planning a series of meetings to address these issues over the next several months. Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: February 19, 2019