Form 10-Q
period 2019-03-31
MASTERMIND, INC.
filed 2019-05-20
CIK 1088638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

(678) 420-4000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. ☒ None

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
☒ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 20, 2019, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

MASTERMIND, INC.

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ 673,033	$ 861,371
Accounts receivable	1,218,404	1,146,312
Unbilled receivable	283,146	-
Advance to related party	-	6,589
Prepaid expenses and other current assets	77,523	23,611
Total current assets	2,252,106	2,037,883
Property and equipment, net	86,712	92,685
Total assets	2,338,818	$ 2,130,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 124,141	$ 123,862
Unearned revenues	-	109,363
Deferred tax liabilities	117,637	109,724
Total current liabilities	241,778	342,949
Total liabilities	241,778	342,949

Stockholders’ Equity:
Series B Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of March 31, 2019 and September 30, 2018	33,871	33,871
Retained earnings	2,063,169	1,753,748
Total stockholders’ equity	2,097,040	1,787,619
Total liabilities and stockholders’ equity	$ 2,338,818	$ 2,130,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Revenues	$ 1,474,036	$ 1,248,553	$ 2,695,377	$ 2,210,424
Cost of revenues	180,333	66,334	345,418	235,420
Gross profit	1,293,703	1,182,219	2,349,959	1.975,004

Operating Expenses:
General and administrative	941,849	950,895	1,932,632	1,665,728
Total operating expenses	941,849	950,895	1,932,632	1,665,728
Income from operations	351,854	231,324	417,327	309,276

Other (Expense), Net:
Merger costs	-	(50,000)	-	(50,000)
Interest (expense) to related party, net of interest income	-	(3,998)	-	(8,600)
Other (expense)	-	(53,998)	-	(58,600)
Net income before provision for income taxes	351,854	177,326	417,327	250,676
Provision for income taxes	107,905	34,490	107,906	48,756
Net income	$ 243,949	$ 142,836	$ 309,421	$ 201,920

Net income per common share:
Basic	$ 0.01	$ 0.00	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.00	$ 0.01	$ 0.01

Weighted average common shares outstanding:
Basic	33,870,520	31,579,672	33,870,520	30,388,799
Diluted	33,870,520	31,579,672	33,870,520	30,388,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended March 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$ 33,871	$ -	$ 1,753,748	$ 1,787,619
Net income				65,473	65,473
Balance at December 31, 2018	33,870,520	33,871	-	1,819,221	1,853,092
Net income				243,949	243,949
Balance at March 31, 2019	33,870,520	$ 33,871	$ -	$ 2,063,170	$ 2,097,041

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2017	29,236,759	$ 29,237	$ -	$ 943,457	$ 972,694
Distributions				(100,000)	(100,000)
Net income				73,352	73,352
Balance at December 31, 2017	29,236,759	29,237	-	916,809	946,046
Effect of merger transaction	4,633,761	4,634		(18,902)	(14,268)
Net income				142,836	142,836
Balance at March 31, 2018	33,870,520	$ 33,871	$ -	$ 1,040,743	$ 1,074,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$ 309,421	$ 201,920
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation	14,805	14,268
Changes in assets and liabilities:
Accounts receivable	(72,092)	311,772
Unbilled receivable	(283,146)	-
Prepaid expenses and other current assets	(53,912)	22,485
Accounts payable and accrued expenses	279	20,603
Unearned revenues	(109,363)	(116,519)
Deferred tax liabilities	7,913	-
Net cash flows provided by (used in) operating activities	(186,095)	454,529

Cash flows from investing activities:
Purchase of equipment	(8,832)	(11,223)
Net cash flows used in investing activities	(8,832)	(11,223)

Cash flows from financing activities:
Distributions	-	(100,000)
Repayment of related party note	-	(62,160)
Repayment of advance from (to) related party	6,589	(13,846)
Net cash flows provided by (used in) financing activities	6,589	(175,646)
Net change in cash and cash equivalents	(188,338)	267,660
Cash and cash equivalents at beginning of period	861,371	545,904
Cash and cash equivalents at end of period	$ 673,033	$ 813,564

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended March 31, 2019 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2018 and 2017 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of October 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, our revenues are primarily generated from our involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized. In all cases, we evaluate involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process to recognize revenues as defined in ASC606. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, we consider contracts to be created at the time that an order to provide services is agreed upon regardless of whether or not there is a written contract. Results for reporting periods after January 1, 2018 are presented under ASC 606.

3.

Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three and six months ended March 31, 2019 and 2018, and as of March 31, 2019 and September 30, 2018, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $30,000 during the three months ended March 31, 2019 and 2018, respectively, and $60,000 and $60,000 during the six months ended March 31, 2019 and 2018, respectively.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, was due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. As of September 31, 2018 the obligation to pay all principal and accrued interest was satisfied and there were no further borrowings during the six months ended March 31, 2019 or balances due as of March 31, 2019. During the three and six months ended March 31, 2018, we recorded interest expense of $3,998 and $8,600.

We made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $212,810 and $212,810 during the three months ended March 31, 2019 and 2018, respectively, and $425,620 and $325,629 during the six months ended March 31, 2019 and 2018,

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

respectively. As of March 31, 2019 and September 30, 2018, we had no obligations payable to our three majority stockholders for consulting services.

4.

Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	September 30, 2018
Furniture, fixtures and office equipment	$ 140,319	$ 131,487
Leasehold improvements	73,795	73,795
	214,114	205,282
Less: accumulated depreciation	(127,402)	(112,597)
	$ 86,712	$ 92,685

Depreciation expense for the three months ended March 31, 2019 and 2018 was $7,201 and $6,962, respectively. Depreciation expense for the six months ended March 31, 2019 and 2018 was $14,805 and $14,268, respectively.

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

MARCH 31, 2019

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

Common Stock Options

As of March 31, 2019 and September 30, 2018, there were fully-vested, non-qualified stock options exercisable by  our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised during the six months ended March 31, 2019 and 2018.

7.

Concentration of Credit Risk and Major Customers

For the six months ended March 31, 2019, one client represented approximately 10% of our total revenues. For the six months ended March 31, 2018, three customers represented approximately 34%, 15% and 11%, respectively, of our total revenues.

As of March 31, 2019 and September 30, 2018, we had accounts receivable of $482,721, or 59%, due from three customers; and $507,031, or 62%, due from four customers, respectively.

MASTERMIND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Overview

Mastermind, Inc. is a digital marketing agency that plans, executes and analyzes digital marketing initiatives for clients in numerous industries including Fashion, Automotive, Spirits & Beer, Business-to-business, Consumer Electronics, Banking & Financial Services, Consumer Packaged Goods, Feed & Beverage, Healthcare, Home Improvement, Restaurants, Retail, Technology, and Communications. Mastermind offers a unique approach to digital and social marketing called Involvement Marketing (IM). IM is aimed at involving more people with each clients' brand in ways that inspire them to take an action (e.g.- becoming aware of the brand, trying it, purchasing more of it, and/or even becoming an advocate for the brand through social media). Mastermind's Involvement Marketing initiatives encompass any one, or combination of tactics  including Content Marketing, Digital/Mobile Marketing, Influencer Marketing, Social Marketing, Promotion Marketing, Digital/Social Contingency Communications, Digital Channel Optimization, and Augmented Reality Marketing.

Mastermind has assembled an impressive team of experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly.  The team is led by our senior executives described in our 10K.

Mastermind has worked with some of the best-known brands in in dozens of industries.  While the agency does not have a client in every industry currently, its experience provides the confidence of potential major clients to consider Mastermind. Mastermind works with clients on both a project-basis and ongoing services basis.  Mastermind is developing innovative marketing technology initiatives with the potential to drive more interest from potential clients in the next few years. Our senior executives Daniel Dodson (CEO), Michael Gelfond (President), and Ricardo Rios (SVP) have developed solid reputations and contacts over their careers that will be instrumental in driving new business (see below for bios on these officers).

Mastermind Key Leadership

Daniel Dodson, CEO and founding partner of Mastermind Marketing in 1984. Under his leadership, Mastermind has grown into a nationally-recognized, award-winning integrated digital marketing agency that ranks at the top of both Ad Age's and Chief Marketer's top agencies. Dan is a renowned expert in Involvement Marketing -- leveraging social, mobile, digital and promotion to get more people involved with the right brand benefits at the right time to drive revenue and deliver measurable ROI. He has been published in numerous trade publications and spoken about Involvement Marketing on dozens of occasions.

Dan has a wealth of experience working with leading brands in almost every industry including 7/11, AT&T, Bank of America, Bayer, BMW, Chase, Chick-fil-A, Ciba Vision, Citi, Coors Brewing Company, The Coca-Cola Company, Dreyer's, ESPN, Fruit-of-the-Loom, Georgia Pacific, Hanes, Harley-Davidson, Harman, The Home Depot, Johnson & Johnson, Kodak, Kroger, Macy's, Mazda, MTV, Nabisco, NBC, Nestle, Roche, Saks 5th Avenue, Sears, Sharp Electronics, Shell, UPS, Valvoline, Verizon, and many others.

Prior to Mastermind, Dan was a certified public accountant at HLB Gross Collins, P.C. where he worked on a variety of manufacturing and service businesses.

Michael Gelfond, President, is recognized leader in digital marketing with a deep experience helping clients drive results for clients.

After graduating from the UGA in 1995 Gelfond started his career with iXL, one of the first global digital agencies. After a successful IPO, Mike and other colleagues saw an opportunity to spin-off the Atlanta operations private and launched Creative Digital Group in 2002. After building Creative Digital into one of the Southeast’s fastest-growing interactive agencies, they were acquired by LBi, the world’s premier independent global digital agency, in 2007. After pioneering this successful venture, Gelfond left LBi in the summer of 2010 and joined Mastermind Marketing, the Southeast’s leading social, mobile, digital and promotion agency as EVP and Partner.

During his career Mike has helped guide some of the world’s most well-known brands such as ATT, Bayer, Coca-Cola, ING, Pebble Beach Resorts, Roche, The Home Depot and The NFL Network, to name a few.  He is a frequent speaker and contributor to National and Southeast TV, radio and print on all matters digital. In 2010, Mike was a recipient of Atlanta Business Chronicle’s 40 Under 40 award.

Ricardo Rios, Senior VP, has been with Mastermind for 3 years. He is results-driven, versatile traditional and digital marketing executive with a strong business background and 19 years of agency and client-side experience with clients including Citi, Harley-Davidson, PayPal, The Home Depot, Exxon, and others.

Prior to Mastermind, Ricardo was Vice President of Digital Marketing for Citi Retail Services, a division of Citigroup.

During his time at Citi, he successfully built out a digital consultancy function that provided key marketing services to Citi’s retail partners including The Home Depot, Macy’s, Best Buy, Staples and other major retailers. He started his career with an Agency start-up and was recognized as part of the “Top 25 WSI Consultant Earners List” from a network of over 1500 digital marketing consultants worldwide.

Ryan Wofford, VP Strategy, leads strategic planning for Mastermind across a variety of disciplines, including brand strategy and communications, UX, analytics, as well as social and digital strategy. He has been with Mastermind for almost 4 years and is a seasoned strategic marketing leader with two decades of experience, delivering conversions and measurable results for Fortune 500 global companies and small businesses alike. Ryan has developed and executed marketing strategies to help clients achieve business goals and communication objectives through digital execution that increased sales pipelines and conversions, strengthened brand awareness and loyalty, and positioned companies as thought leaders within their industries..

Ryan has lead development of social and key event activation strategies and executions for clients like Bayer Crop Science's corporate and marketing communications groups for the past two years. In addition to the always-on social strategy, key campaigns he has helped lead include Feed A Bee, Thankful 4 Ag, Citrus Matters and more. Ryan also leads social media strategic planning for Bayer’s Animal Health division in the US, which includes their key social campaigns like Share for Shelters, and PAWS – these campaigns help raise awareness of the lack of domestic abuse shelters that can accept survivors of domestic abuse and their pets.

Andrew Golubock, VP Group Account Director, has been with Mastermind over 2 years. Andrew is a marketing communications leader with client-side and agency experience in digital marketing, traditional & interactive advertising, social media, new media, user experience, business development, direct marketing, client service, advertising strategy, broadcast, video, marketing plan development, project management, video & film production, lead generation, brand content.

As Senior Director of Mother Nature Network (MNN – a leading source for environmental news, advice on sustainable living, conversation and social responsibility), Andrew oversaw all aspects of corporate sponsorships on MNN.com – the world’s largest environmental news website, led creative team in development, production, execution and distribution of brand content campaigns (videos, microsites, infographics, articles, etc.) both onsite and on social media and developed and maintained executive/senior-level relationships with clients such as: AT&T, Mercedes, SC Johnson, Aflac, Georgia-Pacific and NAPA.

Andrew has also worked at Lbi where he led online marketing efforts across five brands for the largest agency retainer client. At Lbi, Andrew developed strategy, presentations and materials for business pitches and RFPs, provided project management and client service for creative communications. At Grey Worldwide, Andrew helped agency pitches and cultivated new business opportunities, wrote and implemented marketing plans and strategy. Managed team of advertising professionals.

Kellie Streat, Account Director, has been with Mastermind over a year and is a client services leader. She is an award-winning advertising and marketing communications professional with accomplishments on both client and agency sides. As Director of National Advertising for AT&T Entertainment Group, Kellie has developed marketing strategies, brand communications plans and integrated advertising campaigns including television, digital and social platforms. In previous roles, she spearheaded product launches, local and sponsorship advertising. Kellie's work on the agency side included account management roles at both BBDO and Fletcher Martin Ewing. She is a graduate of Emory University's Goizueta Business School. She enjoys the strategic, analytic and relationship challenges of marketing, and was named to the 2017 Top 40 under 40 list by Brand Innovators.

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

Results of Operations

Three Months Ended March 31, 2019 vs. March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 were $1,474,036 as compared with $1,248,553 for the comparable prior year period, an increase of $225,483 or 18.1%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the three months ended March 31, 2019 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $1,293,703 or 87.8% of revenues, compared with $1,182,219 or 94.7% of revenues, for the comparable prior year period. The increase in gross profit dollars is primarily due to the increase in project revenues. The decrease in gross profit as a percentage of revenues is primarily due to increased investment in the growth of our business through the expansion of existing and new clients. We have added more category-specific and subject-matter expertise to realize more revenue opportunities with clients and potential clients. We anticipate this investment should drive more revenue growth.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $941,849 as compared with $950,895 for the comparable prior year period, a decrease of $9,046 or 1.0%. Our general and administrative expenses decreased primarily as a result of decreased legal and license fees of $73,718 incurred in connection with the merger transaction during the three months ended March 31, 2018. These decreases were offset by increases in (i) personnel costs of $24,814; (ii) accounting and auditing fees of $14,700; (iii) entry fees for awards of $11,960; and (iv) market research costs of $10,000 during the three months ended March 31, 2019.

Other (Expense), Net

Other (expense), net for the three months ended March 31, 2019 was $0 as compared with $53,998 for the comparable prior year period, a decrease of $53,998. The decrease is primarily due to the costs of the merger incurred during the three months ended March 31, 2018.

Net Income

Net income for the three months ended March 31, 2019 was $243,949 as compared with $142,836 for the comparable prior year period, an increase of $101,113 or 70.8%. The increase is primarily attributable to increased revenues from client projects.

Six Months Ended March 31, 2019 vs. March 31, 2018

Revenues

Revenues for the six months ended March 31, 2019 were $2,695,377 as compared with $2,210,424 for the comparable prior year period, an increase of $484,953 or 21.9%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the six months ended March 31, 2019 as compared to the comparable prior year period. It is anticipated that these increased project assignments will be ongoing and recurring in future periods.

Gross Profit

Gross profit for the six months ended March 31, 2019 was $2,349,959 or 87.2% of revenues, compared with $1,975,004 or 89.4% of revenues, for the comparable prior year period. The increase in gross profit dollars is primarily due to the increase in project revenues. The decrease in gross profit as a percentage of revenues is primarily due to increased investment in the growth of our business through the expansion of existing and new clients. We have added more category-specific and subject-matter expertise to realize more revenue opportunities with clients and potential clients. We anticipate this investment should drive more revenue growth.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2019 were $1,932,632 as compared with $1,665,728 for the comparable prior year period, an increase of $266,904 or 16.0%. Our general and administrative expenses increased primarily as a result of increased personnel and overhead costs in support of our current increase and growth in revenues of $261,392.

Other (Expense), Net

Other (expense), net for the six months ended March 31, 2019 was $0 as compared with $58,600 for the comparable prior year period, a decrease of $58,600. The decrease is primarily due to the costs of the merger incurred during the six months ended March 31, 2018.

Net Income

Net income for the six months ended March 31, 2019 was $309,421 as compared with $201,920 for the comparable prior year period, an increase of $107,501 or 53.2%. The increase is primarily attributable to increased revenues from client projects.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $673,033 when compared with a balance of $861,371 as of September 30, 2018.

During the six months ended March 31, 2019, we had net cash of $186,095 used in operating activities as compared with net cash of $454,529 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. The decrease in cash flows provided by operating activities, as compared to the comparable prior year period, is primarily due to (i) an increase in receivables from customers for billed projects during the period and in unbilled receivables for customers where revenues were earned but not billed during the period: (ii) an increase in prepaid expenses; and (iii) a decrease in unearned revenues and deferred tax liabilities. These uses of cash offset our net income for the period.

During the six months ended March 31, 2019, we had net cash of $8,832 used in investing activities as compared with net cash of $11,223 used in investing activities for the comparable prior year period. The net cash outflows are a result of the purchase of computers and office equipment during the six months ended March 31, 2019 and 2018, respectively.

During the six months ended March 31, 2019, we had net cash of $6,589 provided by financing activities as compared to net cash of $175,646 used in financing activities for the comparable prior year period. The net cash provided by financing activities during the six months ended March 31, 2019 is a result of a repayment to us of an advance made to a related party. The net cash used in financing activities for the six months ended March 31, 2018 is primarily due to (i) distributions of $100,000 to our chief executive officer, executive vice president and senior vice president, prior to the merger transaction; (ii) repayment of the related party note payable in the amount of $62,160; and (iii) repayment of the related party advance in the amount of $13,486.

There were no exercises of options or warrants during the six months ended March 31, 2019 and 2018.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2019 our cash position and cash flows from our fiscal 2019 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management has formed a committee that is planning a series of meetings to address these issues over the next several months. Based on this evaluation, our management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies. Management will not be able to fully address this issue until there is adequate revenue to afford the financial resources to responsibly hire enough people to properly segregate all duties to insure best practice internal controls.

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

Dated: May 20, 2019