Form 10-Q
period 2019-06-30
MASTERMIND, INC.
filed 2019-08-19
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-26533

MASTERMIND, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 W. Peachtree St. NW, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(678) 420-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	MMND	OTCQB

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 19, 2019, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$432,268	$861,371
Accounts receivable	1,468,515	1,146,312
Unbilled receivables	303,478	-
Advance to related party	-	6,589
Prepaid expenses and other current assets	129,672	23,611
Total current assets	2,333,933	2,037,883
Property and equipment, net	84,850	92,685
Total assets	$2,418,783	$2,130,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,991	$123,862
Unearned revenues	-	109,363
Deferred tax liabilities	180,990	109,724
Total current liabilities	255,981	342,949
Total liabilities	255,981	342,949

Stockholders’ Equity:
Series B Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and September 31, 2018, respectively	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of June 30, 2019 and September 30, 2018	33,871	33,871
Retained earnings	2,128,931	1,753,748
Total stockholders’ equity	2,162,802	1,787,619
Total liabilities and stockholders’ equity	$2,418,783	$2,130,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues	$1,257,119	$1,460,050	$3,949,398	$3,670,474
Cost of revenues	198,719	296,610	544,136	532,030
Gross profit	1,058,400	1,163,440	3,405,262	3,138,444

Operating Expenses:
General and administrative	962,229	792,494	2,893,321	2,458,222
Total operating expenses	962,229	792,494	2,893,321	2,458,222
Income from operations	96,171	370,946	511,941	680,222

Other Income (Expense), Net:
Merger costs	-	-	-	(50,000)
Interest (expense) to related party, net of interest income	451	(22,007)	2,008	(30,606)
Total other income (expense)	451	(22,007)	2,008	(80,606)
Net income before provision for income taxes	96,622	348,939	513,949	599,616
Provision for income taxes	30,860	68,980	138,766	117,736
Net income	$65,762	$279,959	$375,183	$481,880

Net income per common share:
Basic	$0.00	$0.01	$0.01	$0.02
Diluted	$0.00	$0.01	$0.01	$0.02

Weighted average common shares outstanding:
Basic	33,870,520	31,579,672	33,870,520	30,388,799
Diluted	33,870,520	33,870,520	33,870,520	31,553,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended June 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$33,871	$-	$1,753,748	$1,787,619
Net income				65,473	65,473
Balance at December 31, 2018	33,870,520	33,871	-	1,819,221	1,853,092
Net income				243,948	243,948
Balance at March 31, 2019	33,870,520	33,871	-	2,063,169	2,097,040
Net income				65,762	65,762
Balance at June 30, 2019	33,870,520	$33,871	$-	$2,128,931	$2,162,802

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2017	29,236,759	$29,237	$-	$943,457	$972,694
Distributions				(100,000)	(100,000)
Net income				73,352	73,352
Balance at December 31, 2017	29,236,759	29,237	-	916,809	946,046
Effect of merger transaction	4,633,761	4,634		(18,902)	(14,268)
Net income				142,836	142,836
Balance at March 31, 2018	33,870,520	33,871	-	1,040,743	1,074,614
Net income				279,959	279,959
Balance at June 30, 2018	33,870,520	$33,871	$-	$1,320,702	$1,354,573

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$375,183	$481,880
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	21,974	21,556
Changes in assets and liabilities:
Accounts receivable	(322,203)	(179,489)
Unbilled receivables	(303,478)	-
Prepaid expenses and other current assets	(106,061)	20,421
Accounts payable and accrued expenses	(48,871)	(40,098)
Unearned revenues	(109,363)	46,065
Deferred tax liabilities	71,266	-
Net cash flows (used in) provided by operating activities	(421,553)	350,335

Cash flows from investing activities:
Purchase of equipment	(14,139)	(14,540)
Net cash flows used in investing activities	(14,139)	(14,540)

Cash flows from financing activities:
Repayment of related party note	-	(212,290)
Collection (repayment) of related party advance	6,589	(13,487)
Distributions	-	(100,000)
Net cash flows provided by (used in) financing activities	6,589	(325,777)
Net change in cash and cash equivalents	(429,103)	10,018
Cash and cash equivalents at beginning of period	861,371	545,904
Cash and cash equivalents at end of period	$432,268	$555,922

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$101,250
Interest paid to related party	$-	$30,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Business

Mastermind, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing content marketing, influencer marketing, social marketing/community management, digital issues management promotions, Augmented Reality Marketing, and UX Analytics & Digital Intelligence.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended June 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2018 and 2017 as filed with the Securities and Exchange Commission.

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

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of October 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, our revenues are primarily generated from our involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized. In all cases, we evaluate involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process to recognize revenues as defined in ASC 606. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, we consider contracts to be created at the time that an order to provide services is agreed upon regardless of whether or not there is a written contract. Results for reporting periods after January 1, 2018 are presented under ASC 606.

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three and nine months ended June 30, 2019 and 2018, and as of June 30, 2019 and September 30, 2018, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $30,000 during the three months ended June 30, 2019 and 2018, respectively, and $90,000 and $90,000 during the nine months ended June 30, 2019 and 2018, respectively.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, was due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. As of September 30, 2018 the obligation to pay all principal and accrued interest was satisfied and there were no further borrowings during the nine months ended June 30, 2019 or balances due as of June 30, 2019. During the three and nine months ended June 30, 2018, we recorded interest expense of $22,007 and $30,606.

During the three months ended June 30, 2019 and 2018, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $250,225 and $227,810, respectively. During the nine months ended June 30, 2019 and 2018, we made payments to our three majority stockholders for services rendered to us in the aggregate amount of $750,675 and $583,430, respectively. As of June 30, 2019 and September 30, 2018, we had no obligations payable to our three majority stockholders for consulting services.

4.	Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
	2019	2018
Furniture, fixtures, and office equipment	$145,626	$131,487
Leasehold improvements	73,795	73,795
Total property and equipment	219,421	205,282
Less: accumulated depreciation	(134,571)	(112,597)
Property and equipment, net	84,850	92,685

Depreciation expense for the three months ended June 30, 2019 and 2018 was $7,169 and $7,288, respectively. Depreciation expense for the nine months ended June 30, 2019 and 2018 was $21,974 and $21,556, respectively.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2019 when the analysis is complete.

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

Common Stock Options

As of June 30, 2019 and September 30, 2018, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the nine months ended June 30, 2019 and 2018.

7.	Concentration of Credit Risk and Major Customers

For the nine months ended June 30, 2019, one customer represented approximately 15% of our total revenues. For the nine months ended June 30, 2018, two customers represented approximately 22% and 25%, respectively, of our total revenues.

As of June 30, 2019 and September 30, 2018, we had accounts receivable of $898,343, or 61%, due from three customers; and $507,031, or 62%, due from four customers, respectively.

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

Overview

Mastermind, Inc. is a digital marketing agency that plans, executes and analyzes digital marketing initiatives for clients in numerous industries including Fashion, Automotive, Spirits & Beer, Business-to-business, Consumer Electronics, Banking & Financial Services, Consumer Packaged Goods, Food & Beverage, Healthcare, Home Improvement, Restaurants, Retail, Technology, and Communications. Mastermind offers a unique approach to digital and social marketing called Involvement Marketing (IM). IM is aimed at involving more people with each clients' brand in ways that inspire them to take an action (e.g.- becoming aware of the brand, trying it, purchasing more of it, and/or even becoming an advocate for the brand through social media). Mastermind's Involvement Marketing initiatives encompass any one, or combination of tactics including Content Marketing, Digital/Mobile Marketing, Influencer Marketing, Social Marketing & Community Management, Promotion Marketing, Digital/Social Issues Management, UX Analytics & Digital Intelligence, and Augmented Reality Marketing.

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2018.

Mastermind has worked with some of the widely recognized brands in in dozens of industries. While the agency does not have a client in every industry currently, its experience provides the confidence of potential major clients to consider hiring Mastermind. Mastermind works with clients on both a project-basis and ongoing services basis. Mastermind is developing innovative marketing technology initiatives with the potential to drive more interest from potential clients in the next few years. Our senior executives Daniel Dodson (CEO), Michael Gelfond (President), and Ricardo Rios (SVP) have developed solid reputations and contacts over their careers that will be instrumental in driving new business (see below for bios on these officers).

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

Ryan Wofford, VP Strategy, leads strategic planning for Mastermind across a variety of disciplines, including brand strategy and communications, UX, analytics, as well as social and digital strategy. He has been with Mastermind for almost 4 years and is a seasoned strategic marketing leader with two decades of experience, delivering conversions and measurable results for Fortune 500 global companies and small businesses alike. Ryan has developed and executed marketing strategies to help clients achieve business goals and communication objectives through digital execution that increased sales pipelines and conversions, strengthened brand awareness and loyalty, and positioned companies as thought leaders within their industries.

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

Results of Operations

Three Months Ended June 30, 2019 vs. June 30, 2018

Revenues

Revenues for the three months ended June 30, 2019 were $1,257,119 as compared with $1,460,050 for the comparable prior year period, a decrease of $202,931 or 13.9%. The decrease is attributable to actual work accomplished and revenue recognized on projects from certain significant existing customers during the three months ended June 30, 2019 as compared to the comparable prior year period. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $1,058,400 or 84.2% of revenues, compared with $1,163,440 or 79.7% of revenues, for the comparable prior year period. The decrease in gross profit dollars is primarily due to fluctuations in project revenue flow for our business, and the increase in gross profit as a percentage of revenues is primarily due to certain types of projects that were completed that required lower outside expenses to be incurred. Thus, the current period projects contain less contractually agreed upon outside costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $962,229 as compared with $792,494 for the comparable prior year period, an increase of $169,735 or 21.4%. Our general and administrative expenses increased as a result of increased (i) personnel and overhead costs caused by increases in salaries and overhead costs.

Other Income and Expense

Other income, net for the three months ended June 30, 2019 was $451 as compared with other expense, net of $22,007 for the comparable prior year period, a change of $22,458. The change was due to no longer incurring interest expense on our related party note payable for the quarter ended June 30, 2019.

Nine Months Ended June 30, 2019 vs. June 30, 2018

Revenues

Revenues for the nine months ended June 30, 2019 were $3,949,398 as compared with $3,670,474 for the comparable prior year period, an increase of $278,924 or 7.6%. The increase is attributable to incremental project assignments creating increased project revenues from certain significant existing customers during the nine months ended June 30, 2019 as compared to the comparable prior year period.

Gross Profit

Gross profit for the nine months ended June 30, 2019 were $3,405,262 or 86.2% of revenues, compared with $3,138,444 or 85.5% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of revenues is primarily due to certain projects in the prior nine months containing greater contractual out of pocket cost requirements as a percentage of the projects in the aggregate thereby adversely affecting our overall gross profit. The current period projects contain more revenue and less contractually agreed upon out of pocket costs as a percentage of projects in the aggregate thereby having a favorable effect on our gross profit.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2019 were $2,893,321 as compared with $2,458,222 for the comparable prior year period, an increase of $435,099 or 17.7%. Our general and administrative expenses increased as a result of increased (i) personnel and overhead costs from higher salaries being required to attract and retain high-caliber talent and also in support of the current increase and growth in revenues.

Other Income and Expense

Other income, net for the nine months ended June 30, 2019 was $2,008 as compared with other expense, net of $80,606 for the comparable prior year period, a change of $82,614. The change is primarily due to the fact that there were merger costs included in comparable period and none in the current period in addition to the Company no longer incurring interest expense on its related party note payable for the nine months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $432,268, a decrease of $429,103 when compared with a balance of $861,371 as of September 30, 2018.

During the nine months ended June 30, 2019, we had net cash of $421,553 used by operating activities as compared with net cash of $350,335 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities decreased by $771,888, as compared to the comparable prior year period, primarily due to an increase in receivables from customers for billed projects during the period and work performed in advance of payment for a customer whose payment terms have changed.

During the nine months ended June 30, 2019, we had net cash of $14,139 used in investing activities as compared with net cash of $14,540 used in investing activities for the comparable prior year period. The net cash outflows during the nine months ended June 30, 2019 are a result of the purchase of computers and office equipment. The net cash outflows during the nine months ended June 30, 2018 are a result of the purchase of computers and office equipment in the amount of $14,540.

During the nine months ended June 30, 2019, we had net cash of $6,589 provided by financing activities as compared to net cash of $325,777 used in financing activities for the comparable prior year period. The net cash change from financing activities of $6,589 and $325,777 during the nine months ended June 30, 2019 and 2018, respectively, is due to net advances or repayments on the related party note payable and related party advance and cash distributions of $100,000 to the members prior to the merger.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2019 our cash position and cash flows from our fiscal 2019 operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

* Included herewith

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

Mastermind, Inc.
Date: August 19, 2019	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)