Form 10-K
period 2019-09-30
MASTERMIND, INC.
filed 2020-01-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-26533

MASTERMIND, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 W. Peachtree St. NW, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (678) 420-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MMND	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicated by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2019 was $5,792,201 (computed using the closing price of the common stock on March 31, 2019 as reported by the OTCQB).

As of January 1, 2020, 33,870,520 shares of common stock of the registrant were outstanding.

Mastermind, Inc.

Table of Contents

Form 10-K

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	Market acceptance of our products and services;
●	Competition from existing products or new products that may emerge;
●	The implementation of our business model and strategic plans for our business and our products;
●	Estimates of our future revenue, expenses, capital requirements and our need for financing;
●	Our financial performance;
●	Current and future government regulations;
●	Developments relating to our competitors; and
●	Other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

History

The Business Combination

On February 14, 2018 (the “Closing Date”), we consummated the transactions contemplated by the Joint Venture Interest Contribution Agreement (the “Contribution Agreement”) made and entered into as of February 14, 2018 by and among (i) the Company; (ii) CoConnect Inc., a Nevada Corporation (“CoConnect”), and (iii) Mastermind Marketing, Inc, a Georgia Corporation (“MM Inc.”), Digital Advize, LLC, a Georgia limited liability company (“Advize”), and Villanta Corporation, a Georgia Corporation (“Villanta”, together with Advize and MM Inc., the “Sellers”).

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

The Business Combination was treated as a “reverse acquisition” of the Company for financial accounting purposes, MIM JV was considered the acquirer, and the historical financial statements of the Company before the Business Combination were replaced with the historical financial statements of MIM JV and its consolidated entities before the Business Combination in all future filings with the SEC.

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

We deliver innovative, result-producing campaigns to meet the business objectives of each client through any number, or combination thereof, or cutting-edge marketing initiatives:

●	Content marketing;
●	Influencer marketing – earned, owned, and paid;
●	Digital marketing across all screens;
●	Social marketing;
●	Gamification;
●	Promotion marketing;
●	Social Channel Optimization; and
●	Digital Issue Management Communications.

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

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients. We have a strong and long-lasting relationships with our clients and tenure of our key executives. Mastermind is organized in 5 key groups:

●	Account management;
●	Creative and development services;
●	Content studio;
●	Strategy, analytics & research;
●	Technology & campaign management; and
●	Agency Management and administration.

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

The industry will ramp up its use of digital marketing and advertising tools to streamline marketing workflow. As brands and ad agencies continue to leverage multiple channels to capture new audiences, eliminating tedious administrative tasks is high on the agenda. With digital tools, marketers and creatives are managing approval workflow and resources with greater ease and transparency allowing them to stay on top of heavy workloads and multiple projects. Some of the digital tools that the industry is moving towards are:

●	marketing approval workflow software;
●	agency approval workflow software;
●	project management software;
●	social marketing tools and software;
●	online proofing tools; and
●	resource management software.

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

Competitive Strengths

Since our inception, we have worked diligently to establish and leverage key strengths in our business model, including:

A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and re-invention. We have created a culture committed to innovation and creativity that challenges convention and breaks new ground. Our team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with our largest competitive advantage. For example:

●	First-user generated content campaign for UPS;
●	First YouTube Influencer marketing campaign for The Home Depot and Citi;
●	First YouTube Influencer Campaign for ExxonMobil; and
●	First omni-channel shopping journey studies for Macy’s, Best Buy, and Staples.

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

●	Complementary companies in other major geographical markets; and
●	Companies that work with at least one of the top three brands in industries where we do not currently have a significant representative client.

Our Customers

●

We have experience with what we believe to be some of the industry’s most innovative companies possessing what we believe to be well-known brands. Our industry experience includes in the fields of or in respect to:

●	Sports and Entertainment;
●	Oil and Gas;
●	Automotive;
●	Retail;
●	Restaurant;
●	B2B;
●	Financial Services;
●	Hotel and Hospitality;
●	Consumer Packaged Goods (CPG);
●	Healthcare and Pharmaceuticals;
●	Technology; and
●	AgriChem.

We believe the client relationships established in these diverse industries provide us with a competitive edge over the broader market in the adoption of new strategies and leading technologies. Our services are provided pursuant to respective service agreements with a host of clients including:

●	Citigroup Inc.;
●	Bayer Animal Health;
●	Bayer CropScience Ltd;
●	Bayer Drop U.S.;
●	Bayer Drop Global;
●	Harman International Industries, Inc.;
●	Harley-Davidson, Inc.;
●	South University;
●	and
●	Hoffmann-La Roche Ltd.

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

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2019, there were three clients individually representing 10% or more of our total revenues. Total revenues for these three clients for the year ended September 30, 2019 were $1,344,737. For the fiscal year ended September 30, 2018, there were no clients individually representing 10% or more of our total revenues.

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

Backlog

Our backlog in the ordinary course of business is approximately $1,513,285 at September 30, 2019.

Employees

As of September 30, 2019, we had 26 contract and full-time employees at our leased facility in Atlanta, Georgia.

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

Part II

Item 5.     Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Market under the symbol “MMND”. There is very limited trading of our common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

●	Our financial position and results of operations;
●	Any litigation against us;
●	Possible regulatory requirements on our business;
●	The issuance of new debt or equity securities pursuant to a future offering;
●	Our ability to obtain additional financing and the terms thereof;
●	Changes in interest rates;
●	Competitive developments;
●	Variations and fluctuations in our operating results;
●	Change in financial estimates by securities analysts;
●	The depth and liquidity of the market for our common stock;
●	Investor perceptions of us; and
●	General economic and business conditions.

The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTC Market. Quotations from the OTC Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended September 30. 2019
	High	Low
4th Quarter	$1.45	$0.70
3rd Quarter	1.45	0.70
2nd Quarter	3.45	1.12
1st Quarter	5.00	1.50

Fiscal Year Ended September 30. 2018
	High	Low
4th Quarter	$6.50	$4.00
3rd Quarter	6.75	5.49
2nd Quarter	7.00	5.00
1st Quarter	5.50	5.00

As of January 1, 2020, there were approximately 4,700 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on January 2, 2020, was $0.73 per share.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2018 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	-	(1)	$-	4,000,000

(1)	This total represents shares available to be issued pursuant to the Mastermind, Inc. 2018 Equity Incentive Plan.

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

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2019” or our “2019 fiscal year” refer to the fiscal year ended September 30, 2019.

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

Results of Operations

Fiscal Year Ended September 30, 2019 vs. September 30, 2018

Revenues

Revenues for the fiscal year ended September 30, 2019 were $3,954,089 as compared with $5,229,465 for the comparable prior year period, a decrease of $1,275,376 or 24.4%. The decrease is attributable to two major events. One of our major clients’ parent company made a significant acquisition and divested itself of brands on which Mastermind provided services – thus resulting in a loss of approximately $800,000 in revenue; the second was the bankruptcy of another major client that was expected to generate $720,000 in revenue during the fiscal year ended September 30, 2019 as compared to the comparable prior year period. It is anticipated that these lost revenues will be largely replaced in the upcoming year.

Gross Profit

Gross profit for the fiscal year ended September 30, 2019 was $1,806,281 or 42.7% of revenues, compared with $3,152,938 or 60.3% of revenues, for the comparable prior year period. The decrease in gross profit was driven by additional employees hired to manage the anticipated increase in revenues with key customers that were not terminated until after it was determined a merger would eliminate this revenue source. Additionally, personnel associated with a customer who was acquired were not terminated until after it was determine that the Company could not perform services for the acquirer due to a pre-existing contractual agreement. Personnel costs have been adjusted during the end of fiscal 2019 and the beginning of fiscal year 2020 to be in line with anticipated revenues.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended September 30, 2019 were $2,429,158 as compared with $1,902,710 for the comparable prior year period, an increase of $526,448 or 27.7%. Our general and administrative expenses increased as a result of increased personnel hired in anticipation of additional revenue that was contracted but did not materialize due to the merger and bankruptcy explained in Revenues above. Additionally, fees associated with the compliance of being a publicly traded company have increased from fiscal 2018 to fiscal 2019 as the Company engaged with various professional services firms and had additional costs related to financial reporting than previously experienced.

Other Income or Expense, Net

Other income, net for the fiscal year ended September 30, 2019 was $5,328 as compared with other expense, net of $56,829 for the comparable prior year period. The change is primarily due to the merger costs of $50,000 incurred in connection with the Business Combination that was consummated on February 14, 2018. Additionally, there was no interest expense in fiscal year 2019 on a related party note that resulted in $11,566 of interest expense for the fiscal year ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $742,173, a decrease of $119,198 when compared with a cash and cash equivalents balance of $861,371 as of September 30, 2018.

During the fiscal year ended September 30, 2019, we had net cash of $110,342 used by operating activities as compared with net cash of $671,767 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities decreased by $782,109, as compared to the comparable prior year period, primarily due to a decrease in net income reported for the fiscal year ended September 30, 2019, the reasons of which are outlined earlier in our analysis of revenues, gross profit, and general and administrative expenses. These decreases in net cash flows from operating activities were partially offset by decreases in accounts receivable during the fiscal year ended September 30, 2019.

During the fiscal year ended September 30, 2019, we had net cash of $15,445 used in investing activities as compared with net cash of $23,935 used in investing activities for the comparable prior year period. The net cash outflows during the fiscal years ended September 30, 2019 and 2018 are a result of the purchase of computers and office equipment.

During the fiscal year ended September 30, 2019, we had net cash of $6,589 provided by financing activities as compared to net cash of $332,365 used in financing activities for the comparable prior year period. The net cash provided by financing activities during the fiscal years ended September 30, 2019 related to the repayment of an advance to a related party. The net cash used by financing activities during the year ended September 30, 2018 related to dividends paid to our members prior to the Business Combination in the amount of $100,000 and repayments on the related party note payable, which was fully repaid during fiscal year 2018

There were no options or warrants exercised during the fiscal years ended September 30, 2019 and 2018.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2019 our cash position and cash flows from our fiscal 2020 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.      Financial Statements and Supplementary Data

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Prager Metis CPAs LLC

Consolidated Balance Sheets at September 30, 2019 and 2018

Consolidated Statements of Operations for the years ended September 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018

Notes to Consolidated Financial Statements

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B.  Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of January 11, 2020.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	60	Director, Chief Executive Officer
Michael Gelfond	47	Executive Vice President
Ricardo Rios	43	Senior Vice President

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

Code of Ethics

We currently have not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics and corporate governance program as working capital allows.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2019.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. The Company intends to implement internal corporate governance guidelines and practices, and will make such guidelines and practices available on its website at www.mastermindmarketing.com, when implemented as working capital allows.

Item 11.   Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2018 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2019 and 2018.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Daniel J. Dodson	2019	$36,000	$-	$-	$-	$459,397	$495,397
Chief Executive Officer	2018	51,185	-	-	-	402,721	453,906

Michael Gelfond	2019	$90,000	$-	$-	$-	$210,835	$300,835
Executive Vice President	2018	90,443	-	-	-	180,926	271,369

Ricardo Rios	2019	$23,660	$-	$-	$-	$201,126	$224,786
Senior Vice President	2018	23,660	-	-	-	190,917	214,577

(1)          All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel J. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a.	Daniel A. Dodson: Consulting fees of $444,000 and $384,000, and employee benefits of $15,397 and $18,721 for the fiscal years ended September 30, 2019 and 2018, respectively.
b.	Michael Gelfond: Consulting fees of $210,000 and $180,000, and employee benefits of $835 and $926 for the fiscal years ended September 30, 2019 and 2018, respectively.
c.	Ricardo Rios: Consulting fees of $197,240 and $187,240, and employee benefits of $3,886 and $3,677 for the fiscal years ended September 30, 2019 and 2018, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. The Company is considering entering into agreements with key executives in fiscal year 2020.

Outstanding Equity Award During Fiscal 2019

None.

Option Exercises and Stock Vested During Fiscal 2019

None.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of January 1. 2020, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

(1) The principle of MM Inc. is Daniel A. Dodson
(2) The principle of Advize is Ricardo Rios
(3) The principle of Villanta is Michael Gelfond

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2019, fees were paid in accordance with the agreement. No such fees for paid or required under the agreement during the fiscal year ended September 30, 2018.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2019 and 2018, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. This promissory note was fully repaid during the year ended September 30, 2018. During the fiscal year ended September 30, 2018, we recorded interest expense of $11,566 related to this note.

During the fiscal years ended September 30, 2019 and 2018, we made payments to our three executives pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total payments made to our three members during the fiscal years ended September 30, 2019 and 2018 aggregated $751,240 and $751,240, respectively. As of September 30, 2019 and 2018, we had no obligations payable to our three members for consulting services

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2019.

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

	Fiscal Years Ended September 30,
Fee Category	2019	2018
Paritz & Company, P.A. Audit fees	$-	$33,500
Prager Metis CPAs LLC Audit fees	35,500	-
Other audit related fees	-	-
Tax fees	-	-
Total fees	$35,500	$33,500

Audit Fees

This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Other Audit Related Fees

This category consists of fees billed for professional services rendered for services other than those described herein as Audit Fees or Tax Fees.

Tax Fees

This category consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions.

Pre-Approval Policies and Procedures

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

**       XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16.   Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mastermind, Inc.
Date: January 14, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Daniel A. Dodson Daniel A. Dodson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 14, 2020

MASTERMIND, INC.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastermind, Inc. (the “Company”) as of September 30, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

January 14, 2020

Mastermind, Inc.
Consolidated Balance Sheets

	As of September 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$742,173	$861,371
Accounts receivable	414,650	816,216
Unbilled receivables	51,976	330,096
Advance to related party	-	6,589
Prepaid expenses and other current assets	186,087	23,611
Total current assets	1,394,886	2,037,883
Property and equipment, net	78,940	92,685
Total assets	$1,473,826	$2,130,568

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	130,395	123,862
Unearned revenues	169,820	109,363
Deferred tax liabiltiies	139,937	109,724
Total current liabiltiies	440,152	342,949
Total liabilities	440,152	342,949

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and September 31, 2018	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of September 30, 2019 and September 30, 2018	33,871	33,871
Retained earnings	999,803	1,753,748
Total stockholders’ equity	1,033,674	1,787,619
Total liabilities and stockholders’ equity	$1,473,826	$2,130,568

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2019	2018

Revenues	$3,954,089	$5,229,465
Cost of revenues	2,147,808	2,076,527
Gross Profit	1,806,281	3,152,938

Operating Expenses:
General and administrative	2,429,158	1,902,710
Total operating expenses	2,429,158	1,902,710
Income (loss) from operations	(622,877)	1,250,228

Other Income (Expense), Net:
Merger costs	-	(50,000)
Interest expense to related party	-	(11,566)
Interest income	2,668	3,010
Other income, net	2,660	1,727
Total other income (expense), net	5,328	(56,829)
Net income (loss) before provision for income taxes	(617,549)	1,193,399
Provision for income taxes	136,396	278,474
Net income (loss)	$(753,945)	$914,925

Net income (loss) per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted average common shares outstanding:
Basic	33,870,520	32,139,225
Diluted	33,870,520	32,139,225

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2017	29,236,759	$29,237	$-	$943,457	$972,694
Effect of merger transaction	4,633,761	4,634		(4,634)	-
Distributions				(100,000)	(100,000)
Net income				914,925	914,925
Balance at September 30, 2018	33,870,520	33,871	-	1,753,748	1,787,619
Distributions				-	-
Net loss				(753,945)	(753,945)
Balance at September 30, 2019	33,870,520	$33,871	$-	$999,803	$1,033,674

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(753,945)	$914,925
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	29,190	29,062
Changes in assets and liabilities:
Accounts receivable	401,566	(241,067)
Unbilled receivables	278,120	-
Prepaid expenses and other current assets	(162,476)	26,389
Accounts payable and accrued expenses	6,533	(10,156)
Unearned revenues	60,457	(157,110)
Deferred tax liabilities	30,213	109,724
Net cash flows provided by (used in) operating activities	(110,342)	671,767

Cash flows from investing activities:
Purchases of property and equipment	(15,445)	(23,935)
Net cash flows used in investing activities	(15,445)	(23,935)

Cash flows from financing activities:
Repayment of related party note	-	(212,290)
Collection (repayment) of related party advance	6,589	(13,486)
Advance to related party	-	(6,589)
Distributions	-	(100,000)
Net cash flows provided by (used in) financing activities	6,589	(332,365)
Net change in cash and cash equivalents	(119,198)	315,467
Cash and cash equivalents at beginning of year	861,371	545,904
Cash and cash equivalents at end of year	$742,173	$861,371

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$168,750
Interest paid to related party	$-	$11,566

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

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

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to us all right, title and interest in and to one hundred percent (100%) of such joint venture interest in MIM (the “Contributed Joint Venture Interest”), together with any and all rights, privileges, benefits, obligations and liabilities appertaining thereto, reserving unto such Seller no rights or interests therein whatsoever, and (ii) we accepted the contribution of the Contributed Joint Venture Interest, and in consideration for such contribution the Sellers collectively were entitled to receive from us 29,236,759 of our common stock, $.001 par value (the “Common Stock”) representing 85% of our total outstanding Common Stock after the issuance of the Contribution Consideration (the “Contribution Consideration”) with each Seller receiving for its respective percentage of Contributed Joint Venture Interest that same percentage of the Contribution Consideration (such transaction, the “Business Combination”). As a result of the Business Combination, the Sellers became our controlling shareholders of and we became a wholly-owned subsidiary. The Business Combination was treated as a “reverse acquisition” for accounting purposes, whereby MIM is considered the acquirer for accounting purposes, and our historical financial statements before the Business Combination have been replaced with the historical financial statements of MIM and its consolidated entities before the Business Combination in all future filings.

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

Fiscal Year

Our fiscal year ends on September 30. References herein to fiscal 2019 and/or fiscal 2018 refer to the fiscal years ended September 30, 2019 and/or 2018, respectively.

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

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to current presentation.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2019 and 2018, we did not record any bad debts. As of September 30, 2019 and 2018, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

Unbilled Receivables

We perform various analyses to evaluate work performed that will give us future billings rights under current contracts with customers on jobs in progress. Under our revenue recognition policy and proportional revenue recognition, we recognize the buildup of cost related to these jobs in progress as unbilled receivables.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We adopted ASU 2014-09 as of October 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, our revenues are primarily generated from our involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized. Similarly, advanced services are deferred as unbilled receivables on our balance sheet until the earnings process has been completed and payment has been received before revenues and related costs are recognized. In all cases, we evaluate involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process to recognize revenues as defined in Topic 606. Topic 606 defines contracts as written, oral and through customary business practice. Under this definition, we consider contracts to be created at the time that an order to provide services is agreed upon regardless of whether or not there is a written contract. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606.

The Company recognizes revenues based on the following steps:

1.	contract with customer has been identified
2.	performance obligations of the company have been identified
3.	a transaction price has been determined
4.	the price has been allocated appropriately to the performance obligations
5.	performance obligations are satisfied.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2019 and 2018 there has not been any impairment of long-lived assets.

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

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

●	the stock option exercise price;
●	the expected term of the option;
●	the grant date price of our common stock, which is issuable upon exercise of the option;
●	the expected volatility of our common stock;
●	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and
●	the risk free interest rate for the expected option term.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,125,000 over the calendar years from 2020 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2019 and 2018, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2019 and 2018, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

On December 12, 2016, we executed a promissory note (the “Note”), in the principal amount of $500,000, with Mastermind Marketing, Inc. The principal of the Note, including all accrued interest, is due and payable on December 12, 2018. During the term of the Note, interest is payable monthly at a rate equal to the greater of 3.75% per annum or the prime rate published in the Wall Street Journal on the last day of the month plus one-half percent (1/2%), however the interest rate will not exceed 5.5% per annum. This promissory note was fully repaid during the year ended September 30, 2018. During the fiscal year ended September 30, 2018, we recorded interest expense of $11,566 related to this note.

During the fiscal years ended September 30, 2019 and 2018, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total payments made to our three members during the fiscal years ended September 30, 2019 and 2018 aggregated $851,240 and $751,240, respectively. As of September 30, 2019 and 2018, we had no obligations payable to our three members for consulting services.

See Note 5 regarding license agreement.

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30,

	2019	2018
Furniture, fixtures and office equipment	$146,932	$131,487
Leasehold improvements	73,795	73,795
	220,727	205,282
Less: accumulated depreciation	(141,787)	(112,597)
	$78,940	$92,685

Depreciation expense for the fiscal years ended September 30, 2019 and 2018 was $29,190 and $29,062, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2020 through 2039 with no further payments required after December 31, 2039. During the fiscal year ended and as of September 30, 2019 and 2018, the company paid $60,000 and $0 in regards to the license agreement.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,
2020	$60,000
2021	60,000
2022	60,000
2023	60,000
2024	60,000
Thereafter	1,740,000
$2,040,000

6.	Commitments

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2019 and 2018, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2020	$324,000	$120,000
2021	348,000	120,000
2022	363,000	120,000
2023	384,000	120,000
2024	97,500	30,000
	$1,516,500	$510,000

7.	Income Taxes

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

As of September 30, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the year ended September 30, 2019:

Statutory federal tax rate	-21.0%
State income tax rate	-4.7%
Adjustment to correct previous estimates	48.6%
Permanent differences	-0.8%
Effective tax rate	22.1%

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

Significant components of our deferred tax assets and deferred tax liabilities consist of the following at September 30,

	2019	2018
Deferred Tax Assets:
Future net operating loss benefit	$7,523	$-
Current liabilities	23,157	28,718
Deferred tax assets	30,680	28,718
Deferred Tax Liabilities:
Current assets	150,031	138,442
Deferred depreciation	20,586	-
Deferred tax liabilities	170,617	138,442
Net deferred tax liabilities	$139,937	$109,724

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing.

8.	Stockholders’ Equity

Preferred Stock

As of September 30, 2019 and 2018, we were authorized to issue a total 1,000,000 shares of preferred stock. There are no shares of Preferred Stock issued or outstanding as of September 30, 2019 and 2018.

Common Stock

As of September 30, 2019 and 2018, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

Pursuant to the Contribution Agreement in 2018, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia Corporation, Digital Advize, LLC, a Georgia limited liability company, and Villanta Corporation, a Georgia Corporation. These three entities are controlled by Daniel A. Dodson, Ricardo Rios, and Michael Gelfond; respectively. Messrs. Dodson, Rios and Gelfond were appointed as our executive officers upon the consummation of the Business Consummation.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2019 and 2018

Distributions

During the fiscal year ended September 30 2018, we made cash distributions, in the aggregate, of $100,000 to our members prior to the Business Combination as further detailed in Note 1.

During the fiscal year ended September 30, 2019, there were no dividends declared or paid.

Common Stock Options

As a part of the merger transaction during the year ended September 30, 2018, 525,667 common stock options were issued to Mr. Bennett Yankowitz, our former chief executive officer and sole director. These options were issued fully-vested and exercisable at an exercise price of $0.15 per share with an expiration date of November 20, 2021. There were no stock options exercised during the fiscal years ended September 30, 2019 and 2018. As of September 30, 2019 and 2018, there were 525.667 fully-vested, non-qualified common stock options exercisable, respectively, at an exercise price of $0.15 per share.

9.	Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

10.	Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended September 30, 2019 there were three clients individually representing 10% or more of our total revenues. Total revenues for these three clients for the year ended September 30, 2019 were $1,344,737. For the fiscal year ended September 30, 2018, there were no clients individually representing 10% or more of our total revenues.

As of September 30, 2019 and 2018, we had accounts receivable of $347,085, or approximately 83%, due from four customers; and $507,031, or 62%, due from four customers, respectively.

11.	Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when these financial statements were available to be issued and we determined that we did not have any material recognizable or disclosable subsequent events.