Form 10-K/A
period 2019-09-30
MASTERMIND, INC.
filed 2020-01-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission on January 22, 2020, is to furnish the interactive data files as Exhibit 101 to the Form 10-K previously filed with the Securities and Exchange Commission on January 14, 2020. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our balance sheets, (ii) our statements of income, (iii) our statements of stockholders' equity, (iv) our statements of cash flows, and (v) the notes to our financial statements. Additionally, certifications dates have been updated to reflect the date and type of this filling, along with minor spelling, grammatical, or language changes required reflect this update.

No other changes have been made to the Form 10-K previously filed other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Exhibit No.	Description
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

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

Mastermind, Inc.
Date: January 22, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Daniel A. Dodson Daniel A. Dodson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2020

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

January 14, 2020

Mastermind, Inc.
Consolidated Balance Sheets

	As of September 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$742,173	$861,371
Accounts receivable	414,650	816,216
Unbilled receivables	51,976	330,096
Advance to related party	-	6,589
Prepaid expenses and other current assets	186,087	23,611
Total current assets	1,394,886	2,037,883
Property and equipment, net	78,940	92,685
Total assets	$1,473,826	$2,130,568

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	130,395	123,862
Unearned revenues	169,820	109,363
Deferred tax liabilities	139,937	109,724
Total current liabilities	440,152	342,949
Total liabilities	440,152	342,949

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and September 31, 2018	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of September 30, 2019 and September 30, 2018	33,871	33,871
Retained earnings	999,803	1,753,748
Total stockholders’ equity	1,033,674	1,787,619
Total liabilities and stockholders’ equity	$1,473,826	$2,130,568

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