Form 10-Q
period 2019-12-31
MASTERMIND, INC.
filed 2020-02-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-26533

MASTERMIND, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 W. Peachtree St. NW, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (678) 420-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	MMND	OTCQB

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

As of January 31, 2020, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2019	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$346,262	$742,173
Accounts receivable	902,585	414,650
Unbilled receivables	3,504	51,976
Prepaid expenses and other current assets	260,197	186,087
Total current assets	1,512,548	1,394,886
Property and equipment, net	72,583	78,940
Right-of-use asset, net	437,980	-
Total assets	$2,023,111	$1,473,826

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	113,472	130,395
Unearned revenues	225,160	169,820
Deferred tax liabiltiies	163,351	139,937
Lease obligation, current	98,366	-
Total current liabiltiies	600,349	440,152
Lease obligation, net of current portion	339,614	-
Total liabilities	939,963	440,152

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and September 30, 2019	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of December 31, 2019 and September 30, 2019	33,871	33,871
Retained earnings	1,049,277	999,803
Total stockholders’ equity	1,083,148	1,033,674
Total liabilities and stockholders’ equity	$2,023,111	$1,473,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2019	2018

Revenues	$1,066,287	$1,221,341
Cost of revenues	404,632	471,052
Gross Profit	661,655	750,289

Operating Expenses:
General and administrative	579,060	684,816
Total operating expenses	579,060	684,816
Income from operations	82,595	65,473

Other Income (Expense), Net:
Loss on disposal	(660)	-
Merger and acquisition expense	(9,445)	-
Interest income	398	-
Total other income (expense), net	(9,707)	-
Net income before provision for income taxes	72,888	65,473
Provision for income taxes	23,414	17,678
Net income	$49,474	$47,795

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	33,870,520	33,870,520
Diluted	33,870,520	33,870,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 31, 2019 and 2018
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$33,871	$-	$1,753,748	$1,787,619
Net income				47,795	47,795
Balance at December 31, 2018	33,870,520	$33,871	$-	$1,801,543	$1,835,414

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2019	33,870,520	$33,871	$-	$999,803	$1,033,674
Net income				49,474	49,474
Balance at December 31, 2019	33,870,520	$33,871	$-	$1,049,277	$1,083,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$49,474	$47,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,231	7,605
Loss on disposal of equipment	660	-
Changes in assets and liabilities:
Accounts receivable	(487,935)	(109,639)
Unbilled receivables	48,472
Prepaid expenses and other current assets	(74,110)	(11,640)
Accounts payable and accrued expenses	(16,923)	(109,774)
Unearned revenues	55,340	66,195
Deferred tax liabilities	23,414	17,678
Net cash flows used in operating activities	(394,377)	(91,780)

Cash flows from investing activities:
Purchases of property and equipment	(1,534)	(3,219)
Net cash flows used in investing activities	(1,534)	(3,219)

Cash flows from financing activities:
Collection of related party advance	-	6,589
Net cash flows provided by financing activities	-	6,589
Net change in cash and cash equivalents	(395,911)	(88,410)
Cash and cash equivalents at beginning of period	742,173	861,371
Cash and cash equivalents at end of period	$346,262	$772,961

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$828

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended December 31, 2019 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2019 and 2018 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting standards update (“ASU”) 2016-02, Leases (Topic 842) related to the accounting for leases, in the quarter ended December 31, 2019 as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior accounting guidance. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 in the quarter ending December 31, 2019, utilizing the modified retrospective transition method on October 1, 2019. We have elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, (3) initial direct costs for any existing leases as of the adoption date and (4) the application of hindsight when determining lease term and assessing impairment of right-of-use assets. The adoption of the new standard on October 1, 2019, resulted in a lease obligation and related right-of-use asset of approximately $461,740. The impact on the statement of operations was not material.

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three months ended December 31, 2019 and 2018, no license fee payments were made. As of December 31, 2019 and September 30, 2019, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments of $30,000 and $30,000 during the three months ended December 31, 2019 and 2018, respectively.

During the three months ended December 31, 2019 and 2018, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $250,225 and $373,120, respectively. As of December 31, 2019 and September 30, 2019, we had no obligations payable to our three majority stockholders for consulting services.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2019	2019
Furniture, fixtures and office equipment	$117,532	$146,932
Leasehold improvements	73,795	73,795
Property and equipment, gross	191,327	220,727
Less: accumulated depreciation	(118,744)	(141,787)
Property and equipment, net	$72,583	$78,940

Depreciation expense for the three months ended December 31, 2019 and 2018 was $7,231 and $7,605, respectively.

5.	Income Taxes

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

There were no unrecognized tax benefits at December 31, 2019 and September 30, 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

6.	Stockholders’ Equity

Preferred Stock

As of December 31, 2019 and September 30, 2019, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of December 31, 2019 and September 30, 2019.

Common Stock

As of December 31, 2019 and September 30, 2019, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

Pursuant to the Contribution Agreement in 2018, we issued 29,236,759 shares of our common stock, in the aggregate, to Mastermind Marketing, Inc, a Georgia Corporation, Digital Advize, LLC, a Georgia limited liability company, and Villanta Corporation, a Georgia Corporation. These three entities are controlled by Daniel A. Dodson, Ricardo Rios, and Michael Gelfond; respectively. Messrs. Dodson, Rios and Gelfond were appointed as our executive officers upon the consummation of the Contribution Agreement.

Common Stock Options

As of December 31, 2019 and September 30, 2019, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the three months ended December 31, 2019 and December 31, 2018.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of December 31, 2019 and September 30, 2019.

7.	Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2019, four clients represented approximately 10%, 11%, 13% and 14%, respectively, of our total revenues. For the three months ended December 31, 2018, four clients represented approximately 11%, 16%, 17% and 21%, respectively, of our total revenues.

As of December 31, 2019 and September 30, 2019, we had accounts receivable of $610,000, or 68%, due from two customers; and $347,085, or approximately 83%, due from four customers, respectively.

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

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2019.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2019 and 2018. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2019 vs. December 31, 2018

Revenues

Revenues for the three months ended December 31, 2019 were $1,066,287 as compared with $1,221,341 for the comparable prior year period, a decrease of $155,054 or 12.7%. The decrease is attributable to actual work accomplished and revenue recognized on projects from certain significant existing customers during the three months ended December 31, 2019 as compared to the comparable prior year period. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended December 31, 2019 was $661,655 or 62.1% of revenues, compared with $750,289 or 61.4% of revenues, for the comparable prior year period. The decrease in gross profit dollars is primarily due to fluctuations in project revenue flow for our business as the gross profit as a percentage of revenues remained relatively consistent.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2019 were $579,060 as compared with $684,816 for the comparable prior year period, a decrease of $105,756 or 15.4%. Our general and administrative expenses decreased primarily as a result of decreased personnel and overhead costs.

Other Income and Expense

Other income and expense for the three months ended December 31, 2019 comprised of $9,445 in expenses related to merger and acquisitions or related activities, and minimal losses on disposal of equipment as well as minimal interest income. The comparable prior year period did not include any of the other income and expense items.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $346,262, a decrease of $395,911 when compared with a balance of $742,173 as of September 30, 2019.

During the three months ended December 31, 2019, we had net cash of $394,377 used by operating activities as compared with net cash of $91,780 used by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities decreased by $302,597, as compared to the comparable prior year period, primarily due to an increase in receivables from customers for billed projects during the period and work performed in advance of payment for a customer whose payment terms have changed.

During the three months ended December 31, 2019, we had net cash of $1,534 used in investing activities as compared with net cash of $3,219 used in investing activities for the comparable prior year period. The net cash outflows during the three months ended December 31, 2019 and December 31, 2018 were a result of the purchase of computers and office equipment..

During the three months ended December 31, 2019, we had net cash of $0 provided by financing activities as compared to net cash of $6,589 provided by financing activities for the comparable prior year period. The cash provided by financing activities for the three months ended December 31, 2018 occurred due to the repayment of a related party advance. There was no such activity for the three months ended December 31, 2019 and no related party advances requiring repayment as of December 31, 2019.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of December 31, 2019 our cash position and cash flows from our fiscal year 2020 operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.
Date: February 14, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)