Form 10-Q
period 2020-03-31
MASTERMIND, INC.
filed 2020-06-29
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 25, 2020, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$782,276	$742,173
Accounts receivable	387,123	414,650
Unbilled receivables	123,378	51,976
Prepaid expenses and other current assets	256,369	186,087
Total current assets	1,549,146	1,394,886
Property and equipment, net	69,656	78,940
Right-of-use asset, net	413,893	-
Total assets	$2,032,695	$1,473,826

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	127,330	130,395
Unearned revenues	159,934	169,820
Deferred tax liabiltiies	154,242	139,937
Lease obligation, current	99,725	-
Total current liabiltiies	541,231	440,152
Lease obligation, net of current portion	314,168	-
Total liabilities	855,399	440,152

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and September 30, 2019	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of March 31, 2020 and September 30, 2019	33,871	33,871
Retained earnings	1,143,425	999,803
Total stockholders’ equity	1,177,296	1,033,674
Total liabilities and stockholders’ equity	$2,032,695	$1,473,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Revenues	$947,846	$1,474,036	$2,014,133	$2,695,377
Cost of revenues	369,366	528,655	773,998	999,707
Gross Profit	578,480	945,381	1,240,135	1,695,670

Operating Expenses:
General and administrative	462,492	593,527	1,041,552	1,278,343
Total operating expenses	462,492	593,527	1,041,552	1,278,343
Income from operations	115,988	351,854	198,583	417,327

Other Income (Expense), Net:
Loss on disposal	-	-	(660)	-
Merger and acquisition expense	-	-	(9,445)	-
Interest income	199	-	597	-
Total other income (expense), net	199	-	(9,508)	-
Net income before provision for income taxes	116,187	351,854	189,075	417,327
Provision for income taxes	22,039	107,905	45,453	107,906
Net income	$94,148	$243,949	$143,622	$309,421

Net income per common share:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.01	$0.00	$0.01

Weighted average common shares outstanding:
Basic	33,870,520	33,870,520	33,870,520	33,870,520
Diluted	33,870,520	33,870,520	33,870,520	33,870,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2019	33,870,520	$33,871	$-	$999,803	$1,033,674
Net income				49,474	49,474
Balance at December 31, 2019	33,870,520	$33,871	$-	$1,049,277	$1,083,148
Net income				94,148	94,148
Balance at March 31, 2020	33,870,520	$33,871	$-	$1,143,425	$1,177,296

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$33,871	$-	$1,753,748	$1,787,619
Net income				65,472	65,472
Balance at December 31, 2018	33,870,520	$33,871	$-	$1,819,220	$1,853,091
Net income				243,949	243,949
Balance at March 31, 2019	33,870,520	$33,871	$-	$2,063,169	$2,097,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$143,622	$309,421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,865	14,805
Loss on disposal of equipment	660	-
Changes in assets and liabilities:
Accounts receivable	27,527	(72,092)
Unbilled receivables	(71,402)	(283,146)
Prepaid expenses and other current assets	(70,282)	(53,912)
Accounts payable and accrued expenses	(3,065)	279
Unearned revenues	(9,886)	(109,363)
Deferred tax liabilities	14,305	7,913
Net cash flows provided by (used in) operating activities	45,344	(186,095)

Cash flows from investing activities:
Purchases of property and equipment	(5,241)	(8,832)
Net cash flows provided by (used in) investing activities	(5,241)	(8,832)

Cash flows from financing activities:
Collection of related party advance	-	6,589
Net cash flows provided by (used in) financing activities	-	6,589
Net change in cash and cash equivalents	40,103	(188,338)
Cash and cash equivalents at beginning of period	742,173	861,371
Cash and cash equivalents at end of period	$782,276	$673,033

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended March 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2019 and 2018 as filed with the Securities and Exchange Commission.

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

The recently declared pandemic related to the coronavirus could adversely impact our future results, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue.  We could also experience delays or declines in revenue and new business and or implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three months ended March 31, 2020 and 2019, the Company made license payments of $15,000 and $0, respectively. During the six months ended March 31, 2020 and 2019, the Company made license payments of $15,000 and $0, respectively. As of March 31, 2020 and September 30, 2019, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments of $30,000 and $30,000 during the three months ended March 31, 2020 and 2019, respectively, and we made lease payments of $60,000 and $60,000 during the six months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020 and 2019, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $160,225 and $212,810, respectively. During the six months ended March 31, 2020 and 2019, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $410,450 and $425,620, respectively. As of March 31, 2020 and September 30, 2019, we had no obligations payable to our three majority stockholders for consulting services.

4.	Property and Equipment

Property and equipment consist of the following:

	March 31,	September 30,
	2020	2019
Furniture, fixtures and office equipment	$121,239	$146,932
Leasehold improvements	73,795	73,795
Property and equipment, gross	195,034	220,727
Less: accumulated depreciation	(125,378)	(141,787)
Property and equipment, net	$69,656	$78,940

Depreciation expense for the three months ended March 31, 2020 and 2019 was $6,634 and $7,201, respectively. Depreciation expense for the six months ended March 31, 2020 and 2019 was $13,865 and $14,805, respectively.

5.	Income Taxes

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

There were no unrecognized tax benefits at March 31, 2020 and September 30, 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

6.	Stockholders’ Equity

Preferred Stock

As of March 31, 2020 and September 30, 2019, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2020 and September 30, 2019.

Common Stock

As of March 31, 2020 and September 30, 2019, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

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

Common Stock Options

As of March 31, 2020 and September 30, 2019, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the six months ended March 31, 2020 and March 31, 2019.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of March 31, 2020 and September 30, 2019.

7.	Concentration of Credit Risk and Major Customers

For the three months ended March 31, 2020, five clients represented approximately 20%, 17%, 15%, 14% and 14%, respectively, of our total revenues. For the three months ended March 31, 2019, one client represented approximately 10% , of our total revenues.

For the six months ended March 31, 2020, four clients represented approximately 14%, 14%, 13% and 10%, respectively, of our total revenues. For the six months ended March 31, 2019, one client represented approximately 10% of our total revenues.

As of March 31, 2020 and September 30, 2019, we had accounts receivable of $253,345, or 67%, due from four customers; and $347,085, or approximately 83%, due from four customers, respectively.

8.	Subsequent Events

In April 2020, we received funds for 2.5 months of payroll costs as provided for under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES) Act. These funds were not included in the balance sheet as of March 31, 2020 since they were not received prior to quarter-end, but they were subsequently recorded as a note payable on the date of receipt. The determination of how these funds will be forgiven is not yet fully known as of the date of issuance.

We evaluated all events or transactions that occurred after the balance sheet date through the date when these financial statements were issued and we determined that, other than events described above, we did not have any material recognizable or disclosable subsequent events.

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

Results of Operations

Three Months Ended March 31, 2020 vs. March 31, 2019

Revenues

Revenues for the three months ended March 31, 2020 were $947,846 as compared with $1,474,036 for the comparable prior year period, a decrease of $526,190 or 35.7%. The decrease is attributable to a lower level of actual work accomplished and revenue recognized on projects from various customers during the three months ended March 31, 2020 as compared to the comparable prior year period.  These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $578,480 or 61.0% of revenues, compared with $945,381 or 64.1% of revenues, for the comparable prior year period. The decrease in gross profit dollars is primarily due to fluctuations in project revenue flow for our business as the gross profit as a percentage of revenues remained relatively consistent.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $462,492 as compared with $593,527 for the comparable prior year period, a decrease of $131,035 or 22.00%. Our general and administrative expenses decreased primarily as a result of decreased personnel and overhead costs.

Other Income and Expense

Other income and expense for the three months ended March 31, 2020 comprised of minimal interest income. The comparable prior year period did not include any of the other income and expense items.

Six Months Ended March 31, 2020 vs. March 31, 2019

Revenues

Revenues for the six months ended March 31, 2020 were $2,014,133 as compared with $2,695,377 for the comparable prior year period, a decrease of $681,244 or 25.3%. The decrease is attributable to a lower level of actual work accomplished and revenue recognized on projects from various customers during the six months ended March 31, 2020 as compared to the comparable prior year period.  These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the six months ended March 31, 2020 was $1,240,135 or 61.6% of revenues, compared with $1,695,670 or 62.9% of revenues, for the comparable prior year period. The decrease in gross profit dollars is primarily due to fluctuations in project revenue flow for our business as the gross profit as a percentage of revenues remained relatively consistent.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2020 were $1,041,552 as compared with $1,278,343 for the comparable prior year period, a decrease of $236,791 or 18.5%. Our general and administrative expenses decreased primarily as a result of decreased personnel and overhead costs.

Other Income and Expense

Other income and expense for the six months ended March 31, 2020 comprised of $9,445 in expenses related to merger and acquisitions or related activities, and minimal losses on disposal of equipment as well as minimal interest income. The comparable prior year period did not include any of the other income and expense items.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $782,276, a decrease of $40,103 when compared with a balance of $742,173 as of September 30, 2019.

During the six months ended March 31, 2020, we had net cash of $45,344 provided by operating activities as compared with net cash of $186,095 used by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities increased by $231,439, as compared to the comparable prior year period, primarily due to a more favorable changes in unbilled receivables and unearned revenues. These changes were largely a result of timing, and are not necessarily the best indicator of our performance.

During the six months ended March 31, 2020, we had net cash of $5,241 used in investing activities as compared with net cash of $8,832 used in investing activities for the comparable prior year period. The net cash outflows during the six months ended March 31, 2020 and March 31, 2019 were a result of the purchase of computers and office equipment.

During the six months ended March 31, 2020, we had net cash of $0 provided by financing activities as compared to net cash of $6,589 provided by financing activities for the comparable prior year period. The cash provided by financing activities for the six months ended March 31, 2019 occurred due to the repayment of a related party advance. There was no such activity for the six months ended March 31, 2020 and no related party advances requiring repayment as of March 31, 2020.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2020 our cash position and cash flows from our fiscal year 2020 operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

The recently declared pandemic related to the coronavirus could adversely impact our liquidity and capital resources, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue.  We could also experience delays or declines in revenue and new business and or implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A. Risk Factors

With the exception of risk factors disclosed in Item 8.01 of our Form 8-K as filed with the Securities and Exchange Commission on April 15, 2020, there have not been any material changes from the risk factors previously disclosed under Item 2.01 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 22, 2018, as amended on April 20, 2018.

The risk factor disclosed in Item 8.01 of our Form 8-K as filed with the Securities and Exchange Commission on April 15, 2020 was as follows:

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our employees, facilities, or advisors could adversely impact our business and financial reporting process.

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

Mastermind, Inc.
Date: June 29, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)