Form 10-Q/A
period 2020-03-31
MASTERMIND, INC.
filed 2020-07-09
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of June 30, 2020, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Mastermind, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 15, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Original Form 10-Q and (ii) was unable to file the Original Form 10-Q in a timely manner because of severe disruptions in transportation and limited access to the Company’s facilities resulting in reduced support from its staff and professional advisors and delayed communication and completion of tasks amongst employees involved in completion of the filing. As indicated above, the Company filed the Original Form 10-Q on June 29, 2020, which was within the permissible extended filing deadline pursuant to the Order and in accordance with the Company’s prior disclosure in the Form 8-K.

In addition, Part II, Item 6 of the Original Form 10-Q is hereby amended to refer to the required certifications filed with this Amendment. We have marked the changes to Part II, Item 6 with an asterisk and noted these exhibits have been included herewith. This should be read in conjunction with the Original Form 10-Q as the asterisk descriptions for previously filed exhibits are included in the Original Form 10-Q.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Related to this matter, certification under Section 906 of the Sarbanes-Oxley Act of 2002 is not included as no financial statements are being filed with this Amendment.

No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and other than as set forth above, does not modify or update in any way disclosures made in the Original Form 10-Q.

Item 6.     Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Changes from amendment and included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mastermind, Inc.

Date: July 9, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

3