Form 10-Q
period 2020-06-30
MASTERMIND, INC.
filed 2020-08-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 33,870,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$891,284	$742,173
Accounts receivable	525,924	414,650
Unbilled receivables	95,400	51,976
Prepaid expenses and other current assets	362,254	186,087
Total current assets	1,874,862	1,394,886
Property and equipment, net	62,961	78,940
Right-of-use asset, net	389,472	-
Total assets	$2,327,295	$1,473,826

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,767	$130,395
Unearned revenues	38,467	169,820
Deferred tax liabiltiies	214,177	139,937
Lease obligation, current	101,102	-
Total current liabiltiies	454,513	440,152
Lease obligation, net of current portion	288,370	-
Notes Payable	301,750	-
Total liabilities	1,044,633	440,152

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and September 30, 2019	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of June 30, 2020 and September 30, 2019	33,871	33,871
Retained earnings	1,248,791	999,803
Total stockholders’ equity	1,282,662	1,033,674
Total liabilities and stockholders’ equity	$2,327,295	$1,473,826

The accompanying notes are an integral part of these consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Revenues	$862,246	$1,257,119	$2,876,379	$3,949,398
Cost of revenues	204,427	268,838	978,425	1,613,962
Gross Profit	657,819	988,281	1,897,954	2,335,436

Operating Expenses:
General and administrative	515,323	892,110	1,556,875	1,823,495
Total operating expenses	515,323	892,110	1,556,875	1,823,495
Income from operations	142,496	96,171	341,079	511,941

Other Income (Expense), Net:
Loss on disposal	-	-	(660)	-
Merger and acquisition expense	(2,500)	-	(11,945)	-
Interest income, net	492	451	1,089	2,008
Total other income (expense), net	(2,008)	451	(11,516)	2,008
Net income before provision for income taxes	140,488	96,622	329,563	513,949
Provision for income taxes	35,122	30,860	80,575	138,766
Net income	$105,366	$65,762	$248,988	$375,183

Net income per common share:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
Basic	33,870,520	33,870,520	33,870,520	33,870,520
Diluted	33,870,520	33,870,520	33,870,520	33,870,520

The accompanying notes are an integral part of these consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2019	33,870,520	$33,871	$-	$999,803	$1,033,674
Net income				49,474	49,474
Balance at December 31, 2019	33,870,520	$33,871	$-	$1,049,277	$1,083,148
Net income				94,148	94,148
Balance at March 31, 2020	33,870,520	$33,871	$-	$1,143,425	$1,177,296
Net income				105,366	105,366
Balance at June 30, 2020	33,870,520	$33,871	$-	$1,248,791	$1,282,662

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$33,871	$-	$1,753,748	$1,787,619
Net income				65,472	65,472
Balance at December 31, 2018	33,870,520	$33,871	$-	$1,819,220	$1,853,091
Net income				243,949	243,949
Balance at March 31, 2019	33,870,520	$33,871	$-	$2,063,169	$2,097,040
Net income				65,762	65,762
Balance at June 30, 2019	33,870,520	$33,871	$-	$2,128,931	$2,162,802

The accompanying notes are an integral part of these consolidated financial statements.

Mastermind, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$248,988	$375,183
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,560	21,974
Loss on disposal of equipment	660	-
Changes in assets and liabilities:
Accounts receivable	(111,274)	(322,203)
Unbilled receivables	(43,424)	(303,478)
Prepaid expenses and other current assets	(176,167)	(106,061)
Accounts payable and accrued expenses	(29,628)	(48,871)
Unearned revenues	(131,353)	(109,363)
Deferred tax liabilities	74,240	71,266
Net cash flows provided by (used in) operating activities	(147,398)	(421,553)

Cash flows from investing activities:
Purchases of property and equipment	(5,241)	(14,139)
Net cash flows provided by (used in) investing activities	(5,241)	(14,139)

Cash flows from financing activities:
Proceeds from PPP note payable	301,750	-
Collection of related party advance	-	6,589
Net cash flows provided by (used in) financing activities	301,750	6,589
Net change in cash and cash equivalents	149,111	(429,103)
Cash and cash equivalents at beginning of period	742,173	861,371
Cash and cash equivalents at end of period	$891,284	$432,268

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Mastermind, Inc.

Notes to Consolidated Financial Statements

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended June 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2019 and 2018 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives and valuation of property and equipment.

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

The recently declared pandemic related to the coronavirus (COVID-19) could adversely impact our future results, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue. We could also experience delays or declines in revenue and new business and or implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three months ended June 30, 2020 and 2019, the Company made license payments of $15,000 and $0, respectively. During the nine months ended June 30, 2020 and 2019, the Company made license payments of $30,000 and $0, respectively. As of June 30, 2020 and September 30, 2019, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $30,000 during the three months ended June 30, 2020 and 2019, respectively, and $90,000 and $90,000 during the nine months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020 and 2019, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $246,113 and $250,225, respectively. During the nine months ended June 30, 2020 and 2019, we made payments to our three majority stockholders for services rendered to us in the aggregate amount of $656,563 and $750,675, respectively. As of June 30, 2020 and September 30, 2019, we had no obligations payable to our three majority stockholders for consulting services.

4.	Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
	2020	2019
Furniture, fixtures and office equipment	$121,239	$146,932
Leasehold improvements	73,795	73,795
Property and equipment, gross	195,034	220,727
Less: accumulated depreciation	(132,073)	(141,787)
Property and equipment, net	$62,961	$78,940

Depreciation expense for the three months ended June 30, 2020 and 2019 was $6,695 and $7,169, respectively. Depreciation expense for the nine months ended June 30, 2020 and 2019 was $20,560 and $21,974, respectively.

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

There were no unrecognized tax benefits at June 30, 2020 and September 30, 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

6.	Notes Payable

In April 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $301,750 (the “PPP Loan”).

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period or twenty-four week period beginning on the funding date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced in certain cases if full-time equivalent headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

7.	Stockholders’ Equity

Preferred Stock

As of June 30, 2020 and September 30, 2019, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2020 and September 30, 2019.

Common Stock

As of June 30, 2020 and September 30, 2019, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

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

Common Stock Options

As of June 30, 2020 and September 30, 2019, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the nine months ended June 30, 2020 and June 30, 2019.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of June 30, 2020 and September 30, 2019.

8.	Concentration of Credit Risk and Major Customers

For the nine months ended June 30, 2020, four customers represented approximately 16%, 15%, 13% and 10% of our total revenues, respectively. For the nine months ended June 30, 2019, one customer represented approximately 15% of our total revenues.

As of June 30, 2020 and September 30, 2019, we had accounts receivable of $427,935, or 82%, due from three customers; and $347,085, or 83%, due from four customers, respectively.

9.	Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when these financial statements were issued and we determined that we did not have any material recognizable or disclosable subsequent events.

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

Results of Operations

Three Months Ended June 30, 2020 vs. June 30, 2019

Revenues

Revenues for the three months ended June 30, 2020 were $862,246 as compared with $1,257,119 for the comparable prior year period, a decrease of $394,873 or 31.4%. The decrease is attributable to actual work accomplished and revenue recognized on projects from certain significant existing customers during the three months ended June 30, 2019 as compared to the current period. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $657,819 or 76.3% of revenues, compared with $988,281 or 78.6% of revenues, for the comparable prior year period. The variance in gross profit dollars is primarily due to fluctuations in project revenue flow for our business, and the decrease in gross profit as a percentage of revenues is primarily due to the varying levels of contractual outside expenses or personnel costs required to complete projects.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $515,323 as compared with $892,110 for the comparable prior year period, a decrease of $376,787 or 42.2%. Our general and administrative expenses decreased as a result of decreased personnel and overhead costs caused by decreases in salaries and overhead costs.

Other Income and Expense

Other expense, net for the three months ended June 30, 2020 was $2,008 as compared with other income, net of $451 for the comparable prior year period, a change of $2,459. The increase in expense related to exploratory merger and acquisition costs incurred for the quarter ended June 30, 2020 that were not incurred in the comparable prior year period.

Nine Months Ended June 30, 2020 vs. June 30, 2019

Revenues

Revenues for the nine months ended June 30, 2020 were $2,876,379 as compared with $3,949,398 for the comparable prior year period, a decrease of $1,073,019 or 27.2%. The decrease is attributable to actual work accomplished and revenue recognized on projects from certain significant existing customers during the nine months ended June 30, 2019 as compared to the current period. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the nine months ended June 30, 2020 were $1,897,954 or 66.0% of revenues, compared with $2,335,436 or 59.1% of revenues, for the comparable prior year period. The variance in gross profit dollars is primarily due to fluctuations in project revenue flow for our business, and the decrease in gross profit as a percentage of revenues is primarily due to the varying levels of contractual outside expenses or personnel costs required to complete projects.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2020 were $1,556,875 as compared with $1,823,495 for the comparable prior year period, a decrease of $266,620 or 14.6%. Our general and administrative expenses decreased as a result of decreased personnel and overhead costs caused by decreases in salaries and overhead costs.

Other Income and Expense

Other expense, net for the nine months ended June 30, 2020 was $11,516 as compared with other income, net of $2,008 for the comparable prior year period, a change of $13,524. The increase in expense related to exploratory merger and acquisition costs incurred for the nine months ended June 30, 2020 that were not incurred in the comparable prior year period.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $891,284, a increase of $149,111 when compared with a balance of $742,173 as of September 30, 2019.

During the nine months ended June 30, 2020, we had net cash of $147,398 used in operating activities as compared with net cash of $421,553 used in operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities increased by $274,155, as compared to the comparable prior year period, primarily due to less of an increase in receivables from customers for billed projects and less of an increase in unbilled receivables from customers for unbilled projects.

During the nine months ended June 30, 2020, we had net cash of $5,241 used in investing activities as compared with net cash of $14,139 used in investing activities for the comparable prior year period. The net cash outflows during the nine months ended June 30, 2020 and 2019 are a result of the purchase of computers and office equipment.

During the nine months ended June 30, 2020, we had net cash of $301,750 provided by financing activities as compared to net cash of $6,589 provided by financing activities for the comparable prior year period. The net cash inflows from financing activities during the nine months ended June 30, 2020 were related to the funding of a Paycheck Protection Program loan, and the net cash inflows during the nine months ended June 30, 2019 was due to net collections on a related party advance.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2020 our cash position and cash flows from our fiscal 2020 operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.
Date: August 14, 2020	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)