Form 10-K
period 2020-09-30
MASTERMIND, INC.
filed 2021-02-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2020 was $2,316,881 (computed using the closing price of the common stock on March 31, 2020 as reported by the OTCQB).

As of February 18, 2021, 34,505,520 shares of common stock of the registrant were outstanding.

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

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients. We have a strong and long-lasting relationships with our clients and tenure of our key executives. Mastermind is organized in 6 key groups:

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

Industry Background and Trends

We believe that the communications industry is going through a revolutionary evolution. Technology and big data are combining with creative and strategy across new platforms and communications. Things are moving quickly and Involvement Marketing is an opportunity for brands to reach their constituencies through a plethora of new ways to communicate with its key constituencies in ways that get them to take action. It is essential to understand target audiences and how they are consuming information. Creating brand preference and getting consumers to take an action is essential in growing share for a brand and will continue to be essential in 2021 and beyond.

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

Our Growth Strategy

After more than 34 years of experience by management in delivering innovative involvement marketing campaigns, including more than eight years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include:

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

We believe the client relationships established in these diverse industries provide us with a competitive edge over the broader market in the adoption of new strategies and leading technologies. Our services are provided pursuant to respective service agreements with a host of companies, and clients within them, including:

●	Citigroup Inc.;
●	Bayer Animal Health;
●	Bayer CropScience Ltd;
●	Bayer Drop U.S.;
●	Bayer Drop Global;
●	Elanco

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

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2020, there were four clients individually representing 10% or more of our total revenues. Total gross margin for these clients for the year ended September 30, 2020, was $1,959,287. For the fiscal year ended September 30, 2019, there were three clients individually representing 10% or more of our total gross margin. Total gross margin for these three clients for the year ended September 30, 2019 were $1,344,737.

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

Backlog

Our backlog in the ordinary course of business was approximately $82,000 at September 30, 2020.

Employees

As of September 30, 2020, we had 28 contract and full-time employees at our leased facility in Atlanta, Georgia. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

As of February, 17, 2021, there were approximately 4,700 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on February 18, 2021, was $0.40 per share.

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

Item 6.     Selected Financial Data

Not Applicable.

Item 7.     Management’s Discussion and Analysis or Plan of Operation

Overview

Our company was formed on January 1, 2012 by MM Inc. the Founding Member, through a contribution of assets. The organization, as governed by the Written Operating Agreement dated January 1, 2012, was formed for the purpose of engaging in the business of conceiving, developing, selling, marketing, implementing and/or otherwise providing services, systems, platforms and products in the areas of mobile, social, digital and traditional marketing to and for businesses and organizations, and conducting services and functions incidental to the operation of such business. Effective January 1, 2017 and March 1, 2017, we granted a thirty percent (30%) and ten percent (10%) interest to Villanta and Digital Advize, respectively, in consideration of services to be provided to us.

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

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2020” or our “2020 fiscal year” refer to the fiscal year ended September 30, 2020.

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

Results of Operations

Fiscal Year Ended September 30, 2020 vs. September 30, 2019

Revenues

Revenues for the fiscal year ended September 30, 2020, were $3,638,503 as compared with $3,954,089 for the comparable prior year period, a decrease of $315,586 or 8.0%. The decrease is primarily attributable the effect of the Covid 19 Pandemic delaying some client projects until the effect of the pandemic on the clients’ business could be ascertained by the respective clients.

Gross Profit

Gross profit for the fiscal year ended September 30, 2020 was $2,498,789 or 68.7% of revenues, compared with $1,806,281 or 45.7% of revenues, for the comparable prior year period. The increase in gross profit and margin was a result of lower labor costs and lower direct costs associated with the revenues for the current fiscal year compared to the previous fiscal year. This decrease is due to the types of marketing projects completed during the current year and lower associated direct costs for items such as paid media. Gross margin will fluctuate from year to year based on the types of work assigned to the Company by its clients.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended September 30, 2020, were $2,450,392 as compared with $2,429,158 for the comparable prior year period, an increase of $21,234 or 0,9%. Our general and administrative expenses increased primarily as a result of increased general and administrative expenses, of $78,937 offset by lower personnel costs of $57,703 required.

Other Income or Expense, Net

Other expense, net for the fiscal year ended September 30, 2020, was $12,247 as compared with other income, net of $5,328 for the comparable prior year period. The increase in expense related to exploratory merger and acquisition costs incurred for the year ended September 30, 2020 that were not incurred in the comparable prior year.

Income taxes

Income tax benefit for the year ended September 30, 2020, was primarily a result of income tax refunds due the Company of $117,710 compared to income tax expense of $136,396 for the year ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $807,262, an increase of $65,089 when compared with a cash and cash equivalents balance of $742,173 as of September 30, 2019.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. During the fiscal year ended September 30, 2020, we had net cash of $222,061 used by operating activities as compared with net cash of $110,342 for the comparable prior year period. Net cash flows from operating activities for the current year was a result of net income of $141,173 and depreciation expense of $27,053, offset by changes in assets and liabilities of $390,947.

During the fiscal year ended September 30, 2019, we had net cash of $110,342 used by operating activities as a result of our net loss of $753,945, offset by changes in assets and liabilities of $614,413 and depreciation expense of $29,190.

During the fiscal year ended September 30, 2020, we used $14,600 in investing activities as compared with net cash of $15,445 used in investing activities for the comparable prior year period. The net cash outflows during the fiscal years ended September 30, 2020 and 2019 are a result of the purchase of computers and office equipment.

During the fiscal year ended September 30, 2020, we had net cash of $301,750 provided by financing activities as compared to net cash of $6,589 for the comparable prior year period. The net cash inflows from financing activities in the current year were related to the funding of a Paycheck Protection Program loan. The net cash provided by financing activities during the fiscal year ended September 30, 2019 related to the repayment of an advance to a related party.

There were no options or warrants exercised during the fiscal years ended September 30, 2020 and 2019.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2020, our cash position and cash flows from our fiscal 2021 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Report of Independent Registered Public Accounting Firm – Prager Metis CPAs LLC

Consolidated Balance Sheets at September 30, 2020, and 2019

Consolidated Statements of Operations for the years ended September 30, 2020, and 2019

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020, and 2019

Consolidated Statements of Cash Flows for the years ended September 30, 2020, and 2019

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B.  Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of February 18, 2021.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	61	Director, Chief Executive Officer
Michael Gelfond	48	Executive Vice President
Ricardo Rios	44	Senior Vice President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2020.

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

Item 11.   Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2020 and 2019 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2020, and 2019.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Daniel J. Dodson	2020	$49,333	$-	$-	$-	$389,759	$439,092
Chief Executive Officer	2019	36,000	-	-	-	459,397	495,397

Michael Gelfond	2020	$95,833	$-	$-	$-	$174,990	$270,823
Executive Vice President	2019	90,000	-	-	-	210,835	300,835

Ricardo Rios	2020	$55,849	$-	$-	$-	$162,394	$218,243
Senior Vice President	2019	23,660	-	-	-	210,126	224,786

(1)          All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel J. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a.	Daniel A. Dodson: Consulting fees of $373,333 and $444,000, and employee benefits of $16,425 and $15,397 for the fiscal years ended September 30, 2020, and 2019, respectively.
b.	Michael Gelfond: Consulting fees of $174,167 and $210,000, and employee benefits of $823 and $835 for the fiscal years ended September 30, 2020, and 2019, respectively.
c.	Ricardo Rios: Consulting fees of $157,972 and $197,240, and employee benefits of $4,422 and $3,886 for the fiscal years ended September 30, 2020, and 2019, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. The Company is considering entering into agreements with key executives in fiscal year 2021.

Outstanding Equity Award During Fiscal 2020

None.

Option Exercises and Stock Vested During Fiscal 2020

None.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of February 18,. 2021, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

The business address of each person listed below is c/o Mastermind Marketing, Inc., 1450 W. Peachtree Street NW, Atlanta, GA 30309.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class. (1)
Mastermind Marketing, Inc. (2)	17,542,055	50.8%
Digital Advize, LLC (3)	2,923,676	8.5%
Villanta Corporation (4)	8,771,028	25.4%

Total	29,236,759	84.7%

(1) Based on 34,505,520 shares of common stock issued and outstanding
(2) The principle of Mastermind Marketing Inc. is Daniel A. Dodson
(3) The principle of Digital Advize is Ricardo Rios
(4) The principle of Villanta Corporation is Michael Gelfond

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $45,000 for the years ended September 30, 2020, and 2019, respectively. Included in prepaid expenses as of September 30, 2020, is $15,000 that will be expensed during the quarter ended December 31, 2020.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the Lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the Lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the fiscal year ended September 30, 2020, and 2019, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the fiscal years ended September 30, 2020 and 2019, we made payments to our three executives pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total amount expensed to our three members during the fiscal years ended September 30, 2020, and 2019 aggregated $705,471 and $851,240, respectively. As of September 30, 2020, and 2019, we owed $100,000 and $-0- payable to our three members for consulting services

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2020.

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

Director’s Compensation

None.

Item 14.   Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2020 and 2019.

	Fiscal Years Ended September 30,
Fee Category	2020	2019
Prager Metis CPAs LLC Audit fees	$38,000	$35,500
Other audit related fees	-	-
Tax fees	-	-
Total fees	$38,000	$35,500

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

Mastermind, Inc.
Date: February 22, 2021	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Daniel A. Dodson Daniel A. Dodson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021

MASTERMIND, INC.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastermind, Inc. (the “Company”) as of September 30, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

February 18, 2021

Mastermind, Inc.
Consolidated Balance Sheets

	As of September 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$807,262	$742,173
Accounts receivable	747,472	414,650
Unbilled receivables	40,019	51,976
Income tax receivable	117,710	-
Prepaid expenses and other current assets	173,424	186,087
Total current assets	1,885,887	1,394,886
Property and equipment, net	65,828	78,940
Right-of-use asset, net	364,714	-
Total assets	$2,316,429	$1,473,826

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,216	$130,395
Accounts payable and accrued expenses, related	100,000	-
Unearned revenues	82,450	169,820
Deferred tax liabilities	169,452	139,937
Lease obligation, current	102,499	-
Total current liabilities	577,617	440,152
Lease obligation, net of current portion	262,215	-
Note payable - PPP Loan	301,750	-
Total liabilities	1,141,582	440,152

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020, and September 31, 2019	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of September 30, 2020, and September 30, 2019	33,871	33,871
Retained earnings	1,140,976	999,803
Total stockholders’ equity	1,174,847	1,033,674
Total liabilities and stockholders’ equity	$2,316,429	$1,473,826

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2020	2019

Revenues	$3,638,503	$3,954,089
Cost of revenues	1,139,713	2,147,808
Gross Profit	2,498,790	1,806,281

Operating Expenses:
General and administrative	2,450,392	2,429,158
Total operating expenses	2,450,392	2,429,158
Income (loss) from operations	48,938	(622,877)

Other Income (Expense), Net:
Other expense	(13,100)	-
Loss on disposal	(660)	-
Interest income	1,513	2,668
Other income, net	-	2,660
Total other income (expense), net	(12,247)	5,328
Net income (loss) before provision for income taxes	36,151	(617,549)
Provision (benefit) for income taxes	(105,022)	136,396
Net income (loss)	$141,173	$(753,945)

Net income (loss) per common share:
Basic	$(0.00)	$(0,02)
Diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic	33,870,520	33,870,520
Diluted	33,870,520	33,870,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at September 30, 2018	33,870,520	$33,871	$-	$1,753,748	$1,787,619
Net loss	-	-	-	(753,945)	(753,945)
Balance at September 30, 2019	33,870,520	33,871	-	999,803	1,033,674
Net income				141,173	141,173
Balance at September 30, 2020	33,870,520	$33,871	$-	$1,140,976	$1,174,847

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$141,173	$(753,945)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	27,053	29,190
Loss on disposal of equipment	660	-
Changes in assets and liabilities:
Accounts receivable	(332,822)	401,566
Unbilled receivables	11,957	278,120
Income tax receivable	(117,710)	-
Prepaid expenses and other current assets	12,663	(162,476)
Accounts payable and accrued expenses	(7,180)	6,533
Accounts payable and accrued expenses, related	100,000	-
Unearned revenues	(87,370)	60,457
Deferred tax liabilities	29,515	30,213
Net cash flows used in operating activities	(222,061)	(110,342)

Cash flows from investing activities:
Purchases of property and equipment	(14,600)	(15,445)
Net cash flows used in investing activities	(14,600)	(15,445)

Cash flows from financing activities:
Proceeds of PPP note payable	301,750	-
Collection of related party advance	-	6,589
Net cash flows provided by financing activities	301,750	6,589

Net change in cash and cash equivalents	65.089	(119,198)
Cash and cash equivalents at beginning of year	742,173	861,371
Cash and cash equivalents at end of year	$807,262	$742,173

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Schedule of non-cash Investing or Financing Activity:
Operating lease right-of-use asset and liability	$461,740	$-

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2020 and 2019

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

Fiscal Year

Our fiscal year ends on September 30. References herein to fiscal 2020 and/or fiscal 2019 refer to the fiscal years ended September 30, 2020 and/or 2019, respectively.

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
For the Years Ended September 30, 2020 and 2019

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2020 and 2019, we did not record any bad debts. As of September 30, 2020, and 2019, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

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
For the Years Ended September 30, 2020 and 2019

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

Leases

Effective October 1, 2019, the Company began accounting for leases under ASU 2016-02 (see Note 14), applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease Right-of-use assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate of 5.5%, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to on a straight-line basis over the lease term and is included in rent in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2020 and 2019 there has not been any impairment of long-lived assets.

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
For the Years Ended September 30, 2020 and 2019

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
For the Years Ended September 30, 2020 and 2019

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $45,000 for the years ended September 30, 2020, and 2019, respectively. Included in prepaid expenses as of September 30, 2020, is $15,000 that will be expensed during the quarter ended December 31, 2020.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2020 and 2019, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the fiscal years ended September 30, 2020 and 2019, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2020, and 2019, aggregating $705,471 and $851,240, respectively. Due to Covid-19 pandemic (see Note 1), each of the officers agreed to accept lower consulting fees for the year ended September 30, 2020. As of September 30, 2020, and 2019, we owed $100,000 and $-0-, respectively, to our three members for consulting services.

See Note 5 regarding license agreement.

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30,

	2020	2019
Furniture, fixtures and office equipment	$130,598	$146,932
Leasehold improvements	73,795	73,795
	204,393	220,727
Less: accumulated depreciation	(138,565)	(141,787)
	$65,828	$78,940

Depreciation expense for the fiscal years ended September 30, 2020, and 2019, was 27,053 and $29,190, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $45,000 for the years ended September 30, 2020, and 2019, respectively. Included in prepaid expenses as of September 30, 2020, is $15,000 that will be expensed during the quarter ended December 31, 2020.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2020 and 2019

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,
2021	$60,000
2022	60,000
2023	60,000
2024	60,000
2025	60,000
Thereafter	1,680,000
$1,980,000

6.	Notes Payable - PPP Loan

In April 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $301,750 (the “PPP Loan”).

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges. The Company believes it has met all requirements for forgiveness of its PPP Loan, and intends to apply for loan forgiveness under the Cares Act.

7.	Commitments

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2020 and 2019, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2021	$348,000	$120,000
2022	363,000	120,000
2023	384,000	120,000
2024	97,500	30,000
	$1,192,500	$390,000

8.	Income Taxes

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

As of September 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2020 and 2019

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the year ended September 30, 2020:

Statutory federal tax rate	-21.0%
State income tax rate	-4.7%
Utilization of prior estimates	48.6%
Permanent differences	-0.8%
Effective tax rate	22.1%

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

Significant components of our deferred tax assets and deferred tax liabilities consist of the following at September 30,

	2020	2019
Deferred Tax Assets:
Future net operating loss benefit	$31,900	$7,523
Current liabilities	56,361	23,157
Deferred tax assets	88,261	30,680
Deferred Tax Liabilities:
Current assets	232,526	150,031
Deferred depreciation	25,187	20,586
Deferred tax liabilities	257,713	170,617
Net deferred tax liabilities	$169,452	$139,937

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

9.	Stockholders’ Equity

Preferred Stock

As of September 30, 2020, and 2019, we were authorized to issue a total 1,000,000 shares of preferred stock. There are no shares of Preferred Stock issued or outstanding as of September 30, 2020, and 2019.

Common Stock

As of September 30, 2020, and 2019, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

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

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2020 and 2019

Dividends

During the fiscal years ended September 30, 2020, and 2019, there were no dividends declared or paid.

Common Stock Options

As a part of the merger transaction during the year ended September 30, 2018, 525,667 common stock options were issued to Mr. Bennett Yankowitz, our former chief executive officer and sole director. These options were issued fully-vested and exercisable at an exercise price of $0.15 per share with an expiration date of November 20, 2021. There were no stock options exercised during the fiscal years ended September 30, 2020, and 2019. As of September 30, 2020, and 2019, there were 525,667 fully-vested, non-qualified common stock options exercisable, respectively, at an exercise price of $0.15 per share.

10.	Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

11.	Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended September 30, 2020 there were 12 revenue-producing clients. Revenue-producing clients are defined as those companies and divisions of such that have autonomous hiring/firing of marketing firms. Of these 12 clients, four represented over 10% of gross margin. Total gross margin for these four clients totaled $1,959,102.

12.	Operating lease right-of-use assets and operating lease liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the years ended September 30, 2020, and 2019, the Company recorded rent expense of $120,000 and $120,000, respectively.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the year ended September 30, 2020, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $461,740.

Right-of- use assets are summarized below:

September 30, 2020
Office lease	$461,740
Less accumulated amortization	(97,026)
Right-of-us assets, net	$364,714

Operating lease liabilities are summarized as follows:

September 30, 2020
Lease liability	$364,714
Less current portion	(102,499)
Long term portion	$262,215

Maturity of lease liabilities are as follows:

Amount
For the year ending September 30, 2021	$120,000
For the year ending September 30, 2022	120,000
For the year ending September 30, 2023	120,000
For the four months ending January 31, 2024	40,000
Total	$400,000
Less: present value discount	(35,286)
Lease liability	$364,714

12.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated below.

On January 4, 2021, the Company issued in the aggregate 635,000 shares of restricted common stock to consultants for services.