Form 10-Q
period 2020-12-31
MASTERMIND, INC.
filed 2021-02-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 21, 2021, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2020	September 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$432,216	$807,262
Accounts receivable	607,688	747,472
Unbilled receivables	410,655	40,019
Prepaid expenses and other current assets	194,872	143,424
Income tax receivable	117,710	117,710
Total current assets	1,763,141	1,885,887
Property and equipment, net	64,307	65,828
Right-of-use asset, net	339,614	364,714
Total assets	$2,167,062	$2,316,429

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,507	$123,216
Accounts payable and accrued expenses, related parties	100,000	100,000
Unearned revenues	-	82,450
Deferred tax liabilities	171,605	169,452
Lease obligation, current	103,915	102,499
Total current liabilities	450,026	577,617
Lease obligation, net of current portion	235,699	262,215
Notes Payable-PPP loan	301,750	301,750
Total liabilities	987,475	1,141,582

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and September 30, 2020	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of December 31, 2020 and September 30, 2020	33,871	33,871
Retained earnings	1,145,715	1,140,976
Total stockholders’ equity	1,179,586	1,174,847
Total liabilities and stockholders’ equity	$2,167,062	$2,316,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2020	2019

Revenues	$1,077,159	$1,066,287
Cost of revenues	565,302	404,632
Gross Profit	511,857	661,655

Operating Expenses:
General and administrative	505,358	579,060
Total operating expenses	505,358	579,060
Income from operations	6,499	82,595

Other Income (Expense), Net:
Loss on disposal	-	(660)
Merger and acquisition expense	-	(9,445)
Interest income, net	393	398
Total other income (expense), net	393	(9,707)
Net income before provision for income taxes	6,892	72,888
Provision for income taxes	2,153	23,414
Net income	$4,739	$49,474

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	33,870,520	33,870,520
Diluted	33,870,520	33,870,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended December 31, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Amount	Retained Earnings	Total Equity
Balance at September 30, 2020	33,870,520	$33,871	$1,140,976	$1,174,847
Net income			4,739	4,739
Balance at December 31, 2020	33,870,520	$33,871	$1,145,715	$1,179,586

	Common Stock
	Shares	Amount	Retained Earnings	Total Equity
Balance at September 30, 2019	33,870,520	$33,871	$999,803	$1,033,674
Net income			49,474	49,474
Balance at December 31, 2019	33,870,520	$33,871	$1,049,277	$1,083,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,739	$49,474
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,867	7,231
Loss on disposal of equipment	-	660
Changes in assets and liabilities:
Accounts receivable	139,874	(487,935)
Unbilled receivables	(370,636)	48,472
Prepaid expenses and other current assets	(21,448)	(74,110)
Accounts payable and accrued expenses	(48,709)	(16,923)
Unearned revenues	(82,450)	55,340
Deferred tax liabilities	2,153	23,414
Net cash flows used in operating activities	(370,700)	(394,377)

Cash flows from investing activities:
Purchases of property and equipment	(4,346)	(1,534)
Net cash flows used in investing activities	(4,346)	(1,534)

Net change in cash and cash equivalents	(375,046)	(395,911)
Cash and cash equivalents at beginning of period	807,262	742,173
Cash and cash equivalents at end of period	$432,216	$346,262

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended December 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2020 and 2019 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the quarter ended December 31, 2020 as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. During the three months ended December 30, 2020 and 2019, the Company recorded expenses related to the license of $15,000 and $15,000, respectively. As of December 31, 2020, and September 30, 2020, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $30,000 during the three months ended December 31, 2020 and 2019, respectively.

During the three months ended December 31, 2020 and 2019, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $150,225 and $250,225, respectively. As of December 31, 2020, and September 30, 2020, we owed $100,000 to our three majority stockholders for consulting services. The amounts are included in accounts payable and accrued expenses, related parties on the condensed consolidated balance sheets herein.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2020	2020
Furniture, fixtures and office equipment	$134,944	$130,598
Leasehold improvements	73,795	73,795
Property and equipment, gross	208,739	204,393
Less: accumulated depreciation	(144,432)	(138,565)
Property and equipment, net	$64,307	$65,828

Depreciation expense for the three months ended December 31, 2020 and 2019 was $5,867 and $7,231, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $15,000 for the three months ended December 31, 2020, and 2019, respectively. Included in prepaid expenses as of December 31, 2020 and September 30, 2020, is $45,000 and $15,000, respectively, of which $15,000 will be expensed per quarter from the dates thereof.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Period ending	Amount
Nine months ending fiscal year September 30, 2021	$60,000
Fiscal year ending September 30, 2022	60,000
Fiscal year ending September 30, 2023	60,000
Fiscal year ending September 30, 2024	60,000
Fiscal year ending September 30, 2025	60,000
Thereafter	1,680,000
$1,980,000

6.	Notes Payable- PPP loan

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

7.	Commitments and Contingencies

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the three months ended December 31, 2020 and 2019, we made lease payments of $30,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

	Total Lease Commitment	Expected Lease Commitment
Nine months ending fiscal year September 30, 2021	$265,500	$90,000
Fiscal year ending September 30, 2022	363,000	120,000
Fiscal year ending September 30, 2023	384,000	120,000
Fiscal year ending September 30, 2024	97,500	30,000
	$1,110,000	$360,000

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

8.	Income Taxes

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

There were no unrecognized tax benefits at December 31, 2020 and September 30, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

9.	Stockholders’ Equity

Preferred Stock

As of December 31, 2020, and September 30, 2020, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of December 31, 2020 and September 30, 2020.

Common Stock

As of December 31, 2020, and September 30, 2020, we were authorized to issue a total of 125,000,000 shares of common stock, and there were 33,870,520 shares issued and outstanding.

Dividends

During the three months ended December 31, 2020 and 2019, there were no dividends declared or paid.

Common Stock Options

As of December 31, 2020, and September 30, 2020, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the three months ended December 31, 2020 and December 31, 2019.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of December 31, 2020 and September 30, 2020.

10.	Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2020, three clients represented approximately 10%, 10% and 33%, respectively, of our total revenues.

For the three months ended December 31, 2019, four clients represented approximately 10%, 11%, 13% and 14%, respectively, of our total revenues.

11.	Subsequent Events

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

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2020.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2020 and 2019. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2020 vs. December 31, 2019

Revenues

Revenues for the three months ended December 31, 2020 were $1,077,159 as compared with $1,066,287 for the comparable prior year period, an increase of $10,872 or 1%. The increase is attributable to the timing of project work being completed.

Gross Profit

Gross profit for the three months ended December 31, 2020 was $511,857 or 47.5% of revenues, compared with $661,655 or 62.1% of revenues, for the comparable prior year period. The decrease in gross profit dollars and percentage is primarily due to the timing of outside direct costs associated with revenue being realized projects. Direct cost includes expenses for things like media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2020 were $505,358 as compared with $579,060 for the comparable prior year period, a decrease of $73,702 or 12.7%. This decrease is primarily a result in the reduction of personnel costs (employees, contractors, and management consulting).

Other Income and Expense

Other income, net for the three months ended December 31, 2020 was $393 as compared to other expenses, net of with $9,707 for the comparable prior year period. The three months ended December 31, 2019, included expenses related to potential merger and acquisitions that were not incurred in the current period.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $432,216, a decrease of $375,046 when compared with a balance of $807,262 as of September 30, 2020.

During the three months ended December 31, 2020, we had net cash of $370,700 used in operating activities as compared with net cash of $394,377 used in operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income and depreciation expense offset by changes in current assets and liabilities of $381,306.

During the three months ended December 31, 2019, we had net cash of $394,377 used by operating activities. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects.

During the three months ended December 31, 2020, we had net cash of $4,346 used in investing activities as compared with net cash of $1,534 used in investing activities for the comparable prior year period. The net cash outflows during the three months ended December 31, 2020, and 2019 are a result of the purchase of computers and office equipment.

During the three months ended December 31, 2020, and 2019, the Company did not have any cash flow activity from financing activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item1.	Legal Proceedings

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