Form 10-Q/A
period 2020-12-31
MASTERMIND, INC.
filed 2021-02-23
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the Securities and Exchange Commission on February 22, 2021 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files required to be filed with the Registrant’s Form 10-Q for the quarterly period ended December 31, 2020.

Except as described above, no additional changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2020	September 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$432,216	$807,262
Accounts receivable	607,688	747,472
Unbilled receivables	410,655	40,019
Prepaid expenses and other current assets	194,872	173,424
Income tax receivable	117,710	117,710
Total current assets	1,763,141	1,885,887
Property and equipment, net	64,307	65,828
Right-of-use asset, net	339,614	364,714
Total assets	$2,167,062	$2,316,429

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,507	$123,216
Accounts payable and accrued expenses, related parties	100,000	100,000
Unearned revenues	-	82,450
Deferred tax liabilities	171,605	169,452
Lease obligation, current	103,915	102,499
Total current liabilities	450,026	577,617
Lease obligation, net of current portion	235,699	262,215
Notes Payable-PPP loan	301,750	301,750
Total liabilities	987,475	1,141,582

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and September 30, 2020	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,870,520 shares issued and outstanding as of December 31, 2020 and September 30, 2020	33,871	33,871
Retained earnings	1,145,715	1,140,976
Total stockholders’ equity	1,179,586	1,174,847
Total liabilities and stockholders’ equity	$2,167,062	$2,316,429

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

Mastermind, Inc.
Date: February 23, 2021	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)