Form 10-Q
period 2021-03-31
MASTERMIND, INC.
filed 2021-05-17
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$470,884	$807,262
Accounts receivable	479,857	747,472
Unbilled receivables	677,897	40,019
Prepaid expenses and other	149,863	173,424
Income tax receivable	117,710	117,710
Total current assets	1,896,211	1,885,887
Right-of-use asset, net	314,168	364,714
Property and equipment, net	61,937	65,828
Total assets	$2,272,316	$2,316,429

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,097	$123,216
Accounts payable and accrued expenses, related party	100,000	100,000
Unearned revenues	-	82,450
Deferred tax liabilities	184,593	169,452
Lease obligation, current	105,350	102,499
Total current liabilities	478,040	577,617
Lease obligation, net of current portion	208,817	262,215
Notes payable	301,750	301,750
Total liabilities	988,607	1,141,582

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and September 30, 2020	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 34,505,520 and 33,870,520 shares issued and outstanding as of March 31, 2021 and September 30, 2020	34,506	33,871
Common stock to be issued; 45,000 shares March 31, 2021	45	-
Additional paid in capital	67,320	-
Retained earnings	1,181,838	1,140,976
Total stockholders’ equity	1,283,709	1,174,847
Total liabilities and stockholders’ equity	$2,272,316	$2,316,429

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenues	$932,753	$947,846	$2,009,912	$2,014,133
Cost of revenues	303,900	369,366	869,202	773,998
Gross Profit	628,853	578,480	1,140,710	1,240,135

Operating Expenses:
General and administrative	579,937	462,492	1,085,295	1,041,552
Total operating expenses	579,937	462,492	1,085,295	1,041,552
Income from operations	48,916	115,988	55,415	198,583

Other Income (Expense), Net:
Interest income	195	199	588	597
Loss on disposal of equipment	-	-	-	(660)
Other expense	-	-	-	(9,445)
Total other income (expense), net	195	199	588	(9,508)

Net income before provision for income taxes	49,111	116,187	56,003	189,075
Provision for income taxes	12,988	22,039	15,141	45,453
Net Income	$36,123	$94,148	$40,862	$143,622

Net income per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding:
Basic	34,477,298	33,870,520	34,170,575	33,870,520
Diluted	34,477,298	33,870,520	34,170,575	33,870,520

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock		Common Stock to be issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Balance at September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Net income	-	-	-	-	-	4,739	4,739
Balance at December 31, 2020	33,870,520	33,871	-	-	-	1,145,715	1,179,586

Shares of common stock issued and to be issued for services	635,000	635	45,000	45	67,320	-	68,000

Net income	-	-	-	-	-	36,123	36,123
Balance March 31, 2021	34,505,520	$34,506	45,000	$45	$67,320	$1,181,838	$1,283,709

Balance at September 30, 2019	33,870,520	$33,871	-	$-	$-	$999,803	$1,033,674
Net income	-	-				49,474	49,474
Balance at December 31, 2019	33,870,520	33,871	-	-	-	1,049,277	1,083,148
Net income	-	-	-	-	-	94,148	94,148
Balance March 31, 2020	33,870,520	$33,871	-	$-	$-	$1,143,425	$1,177,296

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$40,862	$143,622
Adjustments to reconcile net income to net cash flows from operating activities:
Stock compensation expense	65,500	-
Depreciation	11,057	13,865
Loss on disposal of equipment	-	660
Changes in assets and liabilities:
Accounts receivable	267,615	27,527
Unbilled receivables	(637,878)	(71,402)
Prepaid expenses and other current assets	26,061	(70,282)
Accounts payable and accrued expenses	(35,120)	(3,065)
Unearned revenues	(82,450)	(9,886)
Deferred tax liabilities	15,141	14,305
Net cash flows provided by (used in) operating activities	(329,212)	45,344

Cash flows from investing activities:
Purchases of property and equipment	(7,166)	(5,241)
Net cash flows used in investing activities	(7,166)	(5,241)

Net change in cash and cash equivalents	(336,378)	40,103
Cash and cash equivalents at beginning of period	807,262	742,173
Cash and cash equivalents at end of period	$470,884	$782,276

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended March 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2020 and 2019 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the quarter ended March 31, 2021, other than as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company recorded expenses related to the license of $15,000 and $30,000, for the three and six months ended March 31, 2021, respectively, and $15,000 and $30,000 for the three and six months ended March 31, 2020, respectively. As of March 31, 2021, and September 30, 2020, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $60,000 during the three and six months ended March 31, 2021 and 2020, respectively.

During the three and six months ended March 31, 2021, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $150,225 and $300,450, respectively. During the three and six months ended March 31, 2020, the payments were $160,225 and $410,450, respectively. As of March 31, 2021, and September 30, 2020, we owed $100,000 to our three majority stockholders for consulting services. The amounts are included in accounts payable and accrued expenses, related parties on the condensed consolidated balance sheets herein.

4.	Property and Equipment

Property and equipment consist of the following:

	March 31,	September 30,
	2021	2020
Furniture, fixtures and office equipment	$137,764	$130,598
Leasehold improvements	73,795	73,795
Property and equipment, gross	211,559	204,393
Less: accumulated depreciation	(149,622)	(138,565)
Property and equipment, net	$61,937	$65,828

Depreciation expense for the six months ended March 31, 2021 and 2020 was $11,057 and $13,865, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $30,000 for the three and six months ended March 31, 2021, respectively, and $15,000 and $30,000 for the three and six months ended March 31, 2020, respectively. Included in prepaid expenses as of March 31, 2021 and September 30, 2020, is $45,000 and $15,000, respectively, of which $15,000 will be expensed per quarter from the dates thereof.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Period ending	Amount
Fiscal year ending September 30, 2022	$60,000
Fiscal year ending September 30, 2022	60,000
Fiscal year ending September 30, 2023	60,000
Fiscal year ending September 30, 2024	60,000
Fiscal year ending September 30, 2025	60,000
Thereafter	1,620,000
$1,920,000

6.	Notes Payable- PPP loan

In April 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan is in the principal amount of $301,750 (the “PPP Loan”).

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

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the three and six months ended March 31, 2021, we made lease payments of $30,000 and $60,000, respectively, and for three and six months ended March 31, 2020, we made lease payments of $30,000 and $60,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Period	Total Lease Commitment	Expected Lease Commitment
Six months ending fiscal year September 30, 2021	$177,000	$60,000
Fiscal year ending September 30, 2022	363,000	120,000
Fiscal year ending September 30, 2023	384,000	120,000
Fiscal year ending September 30, 2024	97,500	30,000
	$1,021,500	$330,000

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

There were no unrecognized tax benefits at March 31, 2021 and September 30, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

9.	Stockholders’ Equity

Preferred Stock

As of March 31, 2021, and September 30, 2020, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2021 and September 30, 2020.

Common Stock

As of March 31, 2021, and September 30, 2020, we were authorized to issue a total of 125,000,000 shares of common stock. During the six months ended March 31, 2021, the Company issued in the aggregate 635,000 shares of restricted common stock to three consultants. As of March 31, 2021, and September 30, 2020, there were 34,505,520 and 33,870,520 shares of common stock issued and outstanding, respectively.

Dividends

During the six months ended March 31, 2021 and 2020, there were no dividends declared or paid.

Common Stock Options

As of March 31, 2021, and September 30, 2020, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the six months ended March 31, 2021 and 2019.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of March 31, 2021 and September 30, 2020.

10.	Concentration of Credit Risk and Major Customers

For the three months ended March 31, 2021, six clients represented approximately 17%, 17%, 15%,15%, 11% and 11%, respectively, of our total revenues. For the six months ended March 31, 2021, three customers represented approximately 23%, 14% and 11%, respectively, of our total revenues. As of March 31, 2021, three customers represented approximately 20%, 17% and 15%, respectively of our outstanding accounts receivable.

For the three months ended March 31, 2020, five clients represented approximately 20%, 17%, 16%, 14% and 14%, respectively, of our total revenues. For the six months ended March 31, 2020, three clients represented approximately 14%, 14% and 13%, respectively, of our total revenues.

11.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the condensed consolidated financial statements presented herein.

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

Results of Operations

Three Months Ended March 31, 2021 vs. March 31, 2020

Revenues

Revenues for the three months ended March 31, 2021 were $932,753 as compared with $947,846 for the comparable prior year period, a decrease of $15,093 or 1.6%. The decrease is attributable to the timing of project work being completed. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $628,853 or 67.4% of revenues, compared with $578,480 or 61% of revenues, for the comparable prior year period. The increase in gross profit dollars and gross margin percentage is primarily due to the timing of outside direct costs associated with revenue being realized projects. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $579,937 as compared with $462,492 for the comparable prior year period, an increase of $117,445 or 25.4%. Over half of this increase ($65,500) is due to stock- based compensation for shares issued to outside consultants for investor relations services and mergers and acquisitions consulting. Taxes and Licenses also increased $32,277.

Other Income and Expense

Other income, net for the three months ended March 31, 2021 was $195 as compared to $199 for the comparable prior year period.

Six Months Ended March 31, 2021 vs. March 31, 2020

Revenues

Revenues for the six months ended March 31, 2021 were $2,009,912 as compared with $2,014,133 for the comparable prior year period, a decrease of $4,221 or 0.2%. The decrease is attributable to the timing of project work being completed. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the six months ended March 31, 2021 was $1,140,710 or 56.8% of revenues, compared with $1,240,135 or 61.6% of revenues, for the comparable prior year period. The decrease in gross profit dollars and the gross margin percentage is primarily due to the timing of outside direct costs associated with revenue being realized projects. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2021 were $1,085,295 as compared with $1,041,552 for the comparable prior year period, an increase of $43,743 or 4.2%. Our general and administrative expenses increased primarily as a result of $65,500 for stock-based compensation expenses related to shares issued to consultants. This increase was partially offset by reduced general and administrative costs.

Other Income and Expense

Other income, net, for the six months ended March 31, 2021 was $588, compared to other expenses, net of $9,508 for the comparable prior year period. The prior year expenses were primarily related to merger and acquisitions or related activities, and minimal losses on disposal of equipment as well as minimal interest income.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $470,884, a decrease of $336,378 when compared with a balance of $807,262 as of September 30, 2020.

During the six months ended March 31, 2021, we used $329,212 in operating activities as compared with net cash provided by operating activities of $45,344 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income, stock compensation expense and depreciation expense offset by changes in current assets and liabilities of $446,630.

During the six months ended March 31, 2020, net cash provided by operations of $45,344 was a result of our net income and depreciation expenses, partially offset by the changes in current assets and liabilities of $112,803.

During the six months ended March 31, 2021, we had net cash of $7,166 used in investing activities as compared to $5,241 for the comparable prior year period. The net cash outflows during the six months ended March 31, 2021, and 2020 are a result of the purchase of computers and office equipment.

During the six months ended March 31, 2021, and 2020, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2021, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

On January 4, 2021, the Company issued 235,000 shares of common stock pursuant to a consulting agreement.

On January 4, 2021, the Company issued 100,000 shares of common stock pursuant to a consulting agreement.

On January 4, 2021, the Company issued 300,000 shares of common stock pursuant to a consulting agreement.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

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

Mastermind, Inc.
Date: May 17, 2021	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)