Form 10-Q
period 2021-06-30
MASTERMIND, INC.
filed 2021-08-23
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,120,472	$807,262
Accounts receivable	422,571	747,472
Unbilled receivables	539,362	40,019
Prepaid expenses and other	130,385	173,424
Income tax receivable	117,710	117,710
Total current assets	2,330,500	1,885,887
Right-of-use asset, net	288,251	364,714
Property and equipment, net	58,455	65,828
Total assets	$2,677,206	$2,316,429

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,474	$123,216
Accounts payable and accrued expenses, related party	-	100,000
Unearned revenues	-	82,450
Deferred tax liabilities	210,351	169,452
Lease obligation, current	106,805	102,499
Total current liabilities	358,630	577,617
Lease obligation, net of current portion	181,446	262,215
Notes payable	478,538	301,750
Total liabilities	1,018,614	1,141,582

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and September 30, 2020	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 34,505,520 and 33,870,520 shares issued and outstanding as of June 30, 2021 and September 30, 2020	34,506	33,871
Common stock to be issued; 45,000 shares June 30, 2021	45	-
Additional paid in capital	67,320	-
Retained earnings	1,556,721	1,140,976
Total stockholders’ equity	1,658,592	1,174,847
Total liabilities and stockholders’ equity	$2,677,206	$2,316,429

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenues	$895,175	$862,246	$2,905,087	$2,876,379
Cost of revenues	299,119	204,427	1,168,321	978,425
Gross Profit	596,056	657,819	1,736,766	1,897,954

Operating Expenses:
General and administrative	496,797	515,323	1,582,092	1,556,875
Total operating expenses	496,797	515,323	1,582,092	1,556,875
Income from operations	99,259	142,496	154,674	341,079

Other Income (Expense), Net:
Interest income	382	492	970	1,089
Loss on disposal of equipment	-	-	-	(660)
Other expense	-	(2,500)	-	(11,945)
Gain on PPP loan forgiveness	301,750	-	301,750	0
Total other income (expense), net	302,132	(2,008)	302,720	(11,516)

Net income before provision for income taxes	401,391	140,488	457,394	329,563
Provision for income taxes	26,508	35,122	41,649	80,575
Net Income	$374,883	$105,366	$415,745	$248,988

Net income per common share:
Basic	$0.01	$0.00	$0.01	$0.01
Diluted	$0.01	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
Basic	34,505,520	33,870,520	34,282,223	33,870,520
Diluted	34,505,520	33,870,520	34,282,223	33,870,520

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock		Common Stock to be issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Balance at September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Net income	-	-	-	-	-	4,739	4,739
Balance at December 31, 2020	33,870,520	33,871	-	-	-	1,145,715	1,179,586

Shares of common stock issued and to be issued for services	635,000	635	45,000	45	67,320	-	68,000

Net income	-	-	-	-	-	36,123	36,123
Balance March 31, 2021	34,505,520	34,506	45,000	45	67,320	1,181,838	1,283,709
Net income	-	-	-	-	-	374,883	374,883
Balance June 30, 2021	34,505,520	$34,506	45,000	$45	$67,320	$1,556,721	$1,658,592

Balance at September 30, 2019	33,870,520	$33,871	-	$-	$-	$999,803	$1,033,674
Net income	-	-				49,474	49,474
Balance at December 31, 2019	33,870,520	33,871	-	-	-	1,049,277	1,083,148
Net income	-	-	-	-	-	94,148	94,148
Balance March 31, 2020	33,870,520	33,871	-	-	-	1,143,425	1,177,296
Net income	-	-	-	-	-	105,366	105,366
Balance June 30, 2020	33,870,520	$33,871	0	$0	$0	$1,248,791	$1,282,662

The accompanying notes are an integral part of these condensed consolidated financial statements

Mastermind, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$415,745	$248,988
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on PPP loan forgiveness	(301,750)	-
Stock compensation expense	65,500	-
Depreciation	16,354	20,560
Loss on disposal of equipment	-	660
Changes in assets and liabilities:
Accounts receivable	324,901	(111,274)
Unbilled receivables	(499,343)	(43,424)
Income tax receivable	-	-
Prepaid expenses and other current assets	45,539	(176,167)
Accounts payable and accrued expenses	(81,743)	(29,628)
Accounts payable and accrued expenses, related	(100,000)	-
Unearned revenues	(82,450)	(131,353)
Deferred tax liabilities	40,899	74,240
Net cash flows used in operating activities	(156,348)	(147,398)

Cash flows from investing activities:
Purchases of property and equipment	(8,980)	(5,241)
Net cash flows used in investing activities	(8,980)	(5,241)

Cash flows from financing activities:
Proceeds from PPP note payable	478,538	301,750
Net cash flows provided by financing activities	478,538	301,750

Net change in cash and cash equivalents	313,210	149,111
Cash and cash equivalents at beginning of period	807,262	742,173
Cash and cash equivalents at end of period	$1,120,472	$891,284

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and NINE months ended June 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2020 and 2019 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the quarter ended June 30, 2021, other than as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our stockholders and its chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,170,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company recorded expenses related to the license of $15,000 and $45,000, for the three and nine months ended June 30, 2021, respectively, and $15,000 and $45,000 for the three and nine months ended June 30, 2020, respectively. As of June 30, 2021, and September 30, 2020, there were no license fee payments required or payable.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. In connection with the Lease, we have entered into a sublease agreement which provides for the sublease of 9,000 square feet of the total 15,000 of the demised property. The sublessor is not a related party. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. In satisfaction of our obligation to the Landlord pursuant to the Lease, we made lease payments, net of payments made by the sublessee, of $30,000 and $90,000 during the three and nine months ended June 30, 2021 and 2020, respectively.

During the three and nine months ended June 30, 2021, we made payments to our Majority Stockholders pursuant to the terms of an operating agreement, as amended, for services rendered to us in the aggregate amount of $150,225 and $450,675, respectively. During the three and nine months ended June 30, 2020, the payments were $246,113 and $656,563, respectively. As of June 30, 2021, and September 30, 2020, we owed $-0- and $100,000, respectively, to our three majority stockholders for consulting services. The amounts are included in accounts payable and accrued expenses, related parties on the condensed consolidated balance sheets herein.

4.	Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
	2021	2020
Furniture, fixtures and office equipment	$139,579	$130,598
Leasehold improvements	73,795	73,795
Property and equipment, gross	213,374	204,393
Less: accumulated depreciation	(154,919)	(138,565)
Property and equipment, net	$58,455	$65,828

Depreciation expense for the nine months ended June 30, 2021 and 2020 was $16,354 and $20,560, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $45,000 for the three and nine months ended June 30, 2021, respectively, and $15,000 and $45,000 for the three and nine months ended June 30, 2020, respectively. Included in prepaid expenses as of June 30, 2021 and September 30, 2020, is $30,000 and $15,000, respectively, of which $15,000 will be expensed per quarter from the dates thereof.

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

In April 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan is in the principal amount of $301,750 (the “PPP Loan”). The PPP loan was forgiven in June 2021 and the Company recognized a gain on PPP loan forgiveness in Other Income for the three and nine months ended June 30, 2021.

In April 2021, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan is in the principal amount of $478,538 (the “2nd PPP Loan”).

The 2nd PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the 2nd PPP Loan, nor did the Company pay any facility charge to obtain the 2nd PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the 2nd PPP Loan at any time without incurring any prepayment charges.

All or a portion of the 2nd PPP Loan may be forgiven by the SBA and the Lender upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period or twenty-four week period beginning on the funding date of the 2nd PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced in certain cases if full-time equivalent headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the 2nd PPP Loan will meet the conditions for forgiveness of the loan, the Company cannot assure that the 2nd PPP Loan will be forgiven, in whole or in part.

7.	Commitments and Contingencies

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the three and nine months ended June 30, 2021, we made lease payments of $30,000 and $90,000, respectively, and for three and nine months ended June 30, 2020, we made lease payments of $30,000 and $90,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Period	Total Lease Commitment	Expected Lease Commitment
Three months ending fiscal year September 30, 2021	$88,500	$30,000
Fiscal year ending September 30, 2022	363,000	120,000
Fiscal year ending September 30, 2023	384,000	120,000
Fiscal year ending September 30, 2024	97,500	30,000
	$933,000	$300,000

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

There were no unrecognized tax benefits at June 30, 2021 and September 30, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

9.	Stockholders’ Equity

Preferred Stock

As of June 30, 2021, and September 30, 2020, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of June 30, 2021 and September 30, 2020.

Common Stock

As of June 30, 2021, and September 30, 2020, we were authorized to issue a total of 125,000,000 shares of common stock. During the nine months ended June 30, 2021, the Company issued in the aggregate 635,000 shares of restricted common stock to three consultants. As of June 30, 2021, and September 30, 2020, there were 34,505,520 and 33,870,520 shares of common stock issued and outstanding, respectively.

Dividends

During the nine months ended June 30, 2021 and 2020, there were no dividends declared or paid.

Common Stock Options

As of June 30, 2021, and September 30, 2020, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the nine months ended June 30, 2021 and 2019.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of June 30, 2021 and September 30, 2020.

10.	Concentration of Credit Risk and Major Customers

For the three months ended June 30, 2021, three clients represented approximately 28%, 16%, 15% and 15%, respectively, of our total revenues. For the nine months ended June 30, 2021, two customers represented approximately 14% and 12%, respectively, of our total revenues. For the three months ended March 31, 2021, three customers represented approximately 20%, 17% and 15%, respectively of our outstanding accounts receivable.

For the three months ended June 30, 2020, five clients represented approximately 20%, 17%, 16%, 14% and 14%, respectively, of our total revenues. For the nine months ended June 30, 2020, four clients represented approximately 16%, 15%, 13% and 10%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended June 30, 2021 vs. June 30, 2020

Revenues

Revenues for the three months ended June 30, 2021 were $895,175 as compared with $862,246 for the comparable prior year period, an increase of $32,929 or 3.8%. The increase is attributable to the timing of project work being completed. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $596,056 or 66.6% of revenues, compared with $657,819 or 76.3% of revenues, for the comparable prior year period. The decrease in gross profit dollars and gross margin percentage is primarily due to the timing of outside direct costs associated with revenue being realized projects. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $496,797 as compared with $515,323 for the comparable prior year period, a decrease of $18,526 or 3.6%. The lower expenses were primarily attributable to lower personnel expenses in the comparable period of a year earlier.

Other Income and Expense

Other income, net for the three months ended June 30, 2021 was $302,132 as compared to other expense of $2,008 for the comparable prior year period. The current period includes a gain on PPP loan forgiveness of $301,750.

Nine Months Ended June 30, 2021 vs. June 30, 2020

Revenues

Revenues for the nine months ended June 30, 2021 were $2,905,087 as compared with $2,876,379 for the comparable prior year period, an increase of $28,708 or 1%. The increase is attributable to the timing of project work being completed. These fluctuations in work accomplished for revenue recognition are normal occurrences in our business.

Gross Profit

Gross profit for the nine months ended June 30, 2021 was $1,736,766 or 60% of revenues, compared with $1,897,954 or 66% of revenues, for the comparable prior year period. The decrease in gross profit dollars and the gross margin percentage is primarily due to the timing of outside direct costs associated with revenue being realized projects. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2021 were $1,582,092 as compared with $1,556,875 for the comparable prior year period, an increase of $25,217 or 1.6%. Our general and administrative expenses increased primarily as a result of $65,500 for stock-based compensation expenses related to shares issued to consultants. This increase was partially offset by reduced general and administrative costs.

Other Income and Expense

Other income, net, for the nine months ended June 30, 2021, was $302,720, compared to other expenses, net of $11,516 for the comparable prior year period. Other income, net, for the nine months ended June 30, 2021, includes $301,750 related to the gain on the PPP loan forgiveness. The prior year expenses were primarily related to merger and acquisitions or related activities, and minimal losses on disposal of equipment as well as minimal interest income.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $1,120,472, an increase of $313,210 when compared with a balance of $807,262 as of September 30, 2020.

During the nine months ended June 30, 2021, we used $156,348 in operating activities as compared to $147,398 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income, stock compensation expense and depreciation expense offset by the gain on the PPP loan forgiveness and changes in current assets and liabilities of $352,197.

During the nine months ended June 30, 2020, net cash used in operations of $147,398 was a result of our net income and depreciation expenses, offset by the changes in current assets and liabilities of $417,606.

During the nine months ended June 30, 2021, we had net cash of $8,980 used in investing activities as compared to $5,241 for the comparable prior year period. The net cash outflows during the nine months ended June 30, 2021, and 2020 are a result of the purchase of computers and office equipment.

During the nine months ended June 30, 2021, and 2020, the Company received $478,538 and $301,750, respectively. Both amounts were related to amounts received under the Paycheck Protection Program.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2021, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Label
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Mastermind, Inc.
Date: August 23, 2021	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)