Form 10-Q/A
period 2021-06-30
MASTERMIND, INC.
filed 2021-08-24
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Mastermind, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 23, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Mastermind, Inc.
Date: August 24, 2021	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)