Form 10-K
period 2021-09-30
MASTERMIND, INC.
filed 2022-02-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2021 was $2,634,381 (computed using the closing price of the common stock on March 31, 2021 as reported by the OTCQB).

As of February 11, 2022, 34,505,520 shares of common stock of the registrant were outstanding.

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

As a result of the Contribution Agreement, the Sellers became the controlling shareholders of the Company.

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the terms “Registrant,” “we,” “us” and “our” refer to the Company, giving effect to the Business Combination.

Our Mission

Our mission is to become one of the most well-respected marketing service agencies in the industry capable of involving people with Fortune 500 brands in ways that lead to increased sales and profits.

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

Our Growth Strategy

After more than 35 years of experience by management in delivering innovative involvement marketing campaigns, including more than nine years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include:

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

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2021, there were four clients individually representing 10% or more of our total revenues. Total gross margin for these clients for the year ended September 30, 2021, was $1,647,120. For the fiscal year ended September 30, 2020, there were four clients individually representing 10% or more of our total revenues. Total gross margin for these clients for the year ended September 30, 2020, was $1,959,287.

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

Backlog

Our backlog in the ordinary course of business was approximately $3,550,000 at September 30, 2021.

Employees

As of September 30, 2021, we had 25 contract and full-time employees at our leased facility in Atlanta, Georgia. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

As of February, 7, 2022, there were approximately 4,721 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on February 7, 2022, was $0.056 per share.

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

Recent Sales of Unregistered Securities

On January 4, 2021, the Company issued 235,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

On January 4, 2021, the Company issued 100,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

On January 4, 2021, the Company issued 300,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

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

Item 6.     Selected Financial Data

Not Applicable.

Item 7.     Management’s Discussion and Analysis or Plan of Operation

Overview

Our company was formed on January 1, 2012, by MM Inc. the Founding Member, through a contribution of assets. The organization, as governed by the Written Operating Agreement dated January 1, 2012, was formed for the purpose of engaging in the business of conceiving, developing, selling, marketing, implementing and/or otherwise providing services, systems, platforms and products in the areas of mobile, social, digital and traditional marketing to and for businesses and organizations, and conducting services and functions incidental to the operation of such business. Effective January 1, 2017 and March 1, 2017, we granted a thirty percent (30%) and ten percent (10%) interest to Villanta and Digital Advize, respectively, in consideration of services to be provided to us.

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

After more than 35 years of experience in delivering innovative involvement marketing campaigns, including more than nine years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include organic growth, strategic partnerships, recruitment of talented executives, and accretive acquisitions.

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

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2021” or our “2021 fiscal year” refer to the fiscal year ended September 30, 2021.

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

Results of Operations

Fiscal Year Ended September 30, 2021 vs. September 30, 2020

Revenues

Revenues for the fiscal year ended September 30, 2021, were $3,827,721 as compared with $3,638,503 for the comparable prior year period, an increase of $189,218 or 5.2%. The increase is primarily attributable to an increase in clients project budgets.

Gross Profit

Gross profit for the fiscal year ended September 30, 2021 was $2,329,196 or 60.9% of revenues, compared with $2,498,790 or 68.7% of revenues, for the comparable prior year period. The decrease in gross profit and margin was a result of higher labor costs and higher direct costs associated with the revenues for the current fiscal year compared to the previous fiscal year. This increase is due to the types of marketing projects completed during the current year and higher associated direct costs for items such as paid media. Gross margin will fluctuate from year to year based on the types of work assigned to the Company by its clients.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended September 30, 2021, were $2,344,601 as compared with $2,450,392 for the comparable prior year period Our general and administrative expenses in the aggregate decreased by $105,791 or 4.3%. The significant accounts that increased (decreased) for the year ended September 30, 2021, compared to September 30, 2020, are as follows:

Description	Amount
Freelance Admin	$79,830
Stock Compensation Expense	77,000
Office Rent	119,273
Management Consulting	(220,572)
Public Company expenses	(36,659)
Insurance expense	(35,093)
Legal Fees	(26,558)
Utilities	(15,798)
All other	(47,214)
Total	$(105,791)

Other Income or Expense, Net

Other income, net for the fiscal year ended September 30, 2021, was $782,145 as compared with other expense, net of $12,247 for the comparable prior year period. The current year includes gains on two PPP loans that were forgiven in the amount of $780,288. Other expenses for the year ended September 30, 2020, related to exploratory merger and acquisition costs incurred.

Income taxes

Income tax benefit for the year ended September 30, 2021 was $528 compared to $105,022 for the year ended September 30, 2020. The prior year benefit was primarily a result of income tax refunds due the Company of $117,710.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $1,075,188, an increase of $267,926 when compared with a cash and cash equivalents balance of $807,262 as of September 30, 2020.

Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. During the fiscal year ended September 30, 2021, net cash used in operating activities was $195,223 compared to net cash used in operating activities of $222,061 for the comparable prior year period. Net cash flows used in operating activities for the current year were a result of the net income of $767,268, stock compensation expense of $77,000 and depreciation expense of $21,722, offset by the gains on the PPP loan forgiveness of $780,288 and changes in current assets and liabilities of $280,925.

Net cash flows used in operating activities for the prior year was a result of net income of $141,173 and depreciation expense of $27,053, offset by changes in assets and liabilities of $390,947.

During the fiscal year ended September 30, 2021, we used $15,389 in investing activities as compared with net cash of $14,600 used in investing activities for the comparable prior year period. The net cash outflows during the fiscal years ended September 30, 2021, and 2020, are a result of the purchase of computers and office equipment.

During the fiscal year ended September 30, 2021, we had net cash of $478,538 provided by financing activities as compared to net cash of $301,750 for the comparable prior year period. The net cash inflows from financing activities for both years were related to the funding of a Paycheck Protection Program loan.

There were no options or warrants exercised during the fiscal years ended September 30, 2021, and 2020.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new product introductions and enhancements to existing products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2021, our cash position and cash flows from our fiscal 2022 operations will be sufficient to fund our working capital and planned strategic activities for at least the next twelve months.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Report of Independent Registered Public Accounting Firm – Prager Metis CPAs LLC

Consolidated Balance Sheets at September 30, 2021, and 2020

Consolidated Statements of Operations for the years ended September 30, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021, and 2020

Consolidated Statements of Cash Flows for the years ended September 30, 2021, and 2020

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B.  Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of February 14, 2022.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	62	Director, Chief Executive Officer
Michael Gelfond	49	Executive Vice President
Ricardo Rios	45	Senior Vice President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2021.

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

Item 11.   Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2021 and 2020 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2021, and 2020.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Daniel A. Dodson	2021	$36,000	$-	$-	$-	$282,324	$318,324
Chief Executive Officer	2020	49,333	-	-	-	389,759	439,092

Michael Gelfond	2021	$90,000	$-	$-	$-	$120,824	$210,824
Executive Vice President	2020	95,833	-	-	-	174,990	270,823

Ricardo Rios	2021	$90,000	$-	$-	$-	$122,539	$212,539
Senior Vice President	2020	55,849	-	-	-	162,394	218,243

(1)          All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel A. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a.	Daniel A. Dodson: Consulting fees of $264,000 and $373,333, and employee benefits of $18,324 and $16,425 for the fiscal years ended September 30, 2021, and 2020, respectively.
b.	Michael Gelfond: Consulting fees of $120,000 and $174,167, and employee benefits of $824 and $823 for the fiscal years ended September 30, 2021, and 2020, respectively.
c.	Ricardo Rios: Consulting fees of $100,900 and $157,972, and employee benefits of $21,639 and $4,422 for the fiscal years ended September 30, 2021, and 2020, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. The Company is considering entering into agreements with key executives in fiscal year 2022.

Outstanding Equity Award During Fiscal 2021

None.

Option Exercises and Stock Vested During Fiscal 2021

None.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of February 11, 2022, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $60,000 for the years ended September 30, 2021, and 2020, respectively. Included in prepaid expenses as of September 30, 2021, is $15,000 that will be expensed during the quarter ended December 31, 2021.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the Lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the Lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the fiscal years ended September 30, 2021, and 2020, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the fiscal years ended September 30, 2021 and 2020, we made payments to our three executives pursuant to the terms of our operating agreement, as amended, for services rendered to us. The total amount expensed to our three members during the fiscal years ended September 30, 2021, and 2020 aggregated $484,900 and $705,471, respectively. As of September 30, 2021, and 2020, we owed $100,000 and $100,000 payable to our three members for consulting services

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2021.

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

Director’s Compensation

None.

Item 14.   Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2021 and 2020.

	Fiscal Years Ended September 30,
Fee Category	2021	2020
Prager Metis CPAs LLC Audit fees	$40,500	$38,000
Other audit related fees	-	-
Tax fees	3,500	-
Total fees	$44,000	$38,000

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

Part IV

Item 15.   Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Label
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Mastermind, Inc.
Date: February 14, 2022	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Daniel A. Dodson Daniel A. Dodson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2022

MASTERMIND, INC.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastermind, Inc. (the “Company”) as of September 30, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company follow ASU 2014-09, Revenue from Contracts with Customers (Topic 606) with regards to its revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company makes judgements and estimates based on the amount of time and billings relating to each contract, as it relates to the total estimated time to complete the contract. Revenues are primarily generated from the Company's involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on the balance sheet until the earnings process has been completed and revenue is then recognized. Similarly, advanced services are recognized as unbilled receivables on the balance sheet until the earnings process has been completed and payment has been received before revenues are recognized. In all cases, the Company evaluates involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process in accordance with ASU 2014-09

How the Critical Audit Matter Was Addressed in the Audit

After obtaining an understanding of the Company’s revenue recognition policy, we selected a sample of revenue contracts. Our audit procedures included, among other things, a review of the agreement to see if it meets the definition of a contract and how the company evaluated the performance obligation and testing of how the Company recorded the obligations. We tested the determination of the transaction price and how the Company recorded the revenue based on the deliverables defined in the contract, including the timing of recording revenue and the calculation of the amounts recorded. We also verified the timing of billing and cash receipts to corroborate accounts receivable and deferred revenue for each transaction.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditors since 2018

Firm ID#273

Hackensack, New Jersey

February 14, 2022

Mastermind, Inc.
Consolidated Balance Sheets

	As of September 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,075,188	$807,262
Accounts receivable	1,261,183	747,472
Unbilled receivables	-	40.019
Income tax receivable	77,477	173,424
Prepaid expenses and other current assets	31,266	117,710
Total current assets	2,445,114	1,885,887
Property and equipment, net	59,495	65,828
Right-of-use asset, net	262,097	364,714
Total assets	$2,766,706	$2,316,429

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$157,994	$123,216
Accounts payable and accrued expenses, related	100,000	100,000
Unearned revenues	59,326	82,450
Deferred tax liabilities	168,174	169,452
Lease obligation, current	108,281	102,499
Total current liabilities	593,775	577,617
Lease obligation, net of current portion	153,816	262,215
Note payable	-	301,750
Total liabilities	747,591	1,141,582

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021, and September 31, 2020	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 34,505,520 and 33,870,520 shares issued and outstanding as of September 30, 2021, and September 30, 2020	34,506	33,871
Common stock to be issued; 135,000 shares September 30, 2021	135	-
Additional paid in capital	76,230	-
Retained earnings	1,908,244	1,140,976
Total stockholders’ equity	2,019,115	1,174,847
Total liabilities and stockholders’ equity	$2,766,706	$2,316,429

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Operations

	Year ended September 30,
	2021	2020
Revenues	$3,827,721	$3,638,503
Cost of revenues	1,498,525	1,139,713
Gross Profit	2,329,196	2,498,790

Operating Expenses:
General and administrative	2,344,601	2,450,392
Total operating expenses	2,344,601	2,450,392
Income (loss) from operations	(15,405)	48,398

Other Income (Expense), Net:
Interest income	1,857	1,513
Loss on disposal of equipment	-	(660)
Other expense	-	(13,100)
Gain on PPP loan forgiveness	780,288	-
Total other income (expense), net	782,145	(12,247)

Net income before provision for income taxes	766,740	36,151
Provision (benefit) for income taxes	(528)	(105,022)
Net Income	$767,268	$141,173

Net income per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted average common shares outstanding:
Basic	34,338,506	33,870,520
Diluted	34,338,506	33,870,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2021 and 2020

	Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance at September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Shares of common stock issued and to be issued for services	635,000	635	135,000	135	76,230	-	77,000
Net income	-	-	-	-	-	767,268	767,268
Balance September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115

Balance at September 30, 2019	33,870,520	$33,871	-	$-	$-	$999,803	$1,033,674
Net income	-	-	-	-	-	141,173	141,173
Balance September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$767,268	$141,173
Adjustments to reconcile net income to net cash flows used in operating activities:
Gain on PPP loan forgiveness	(780,288)	-
Stock-based compensation	77,000	-
Depreciation	21,722	27,053
Loss on disposal of equipment	-	660
Changes in assets and liabilities:
Accounts receivable	(513,711)	(332,822)
Unbilled receivables	40,019	11,957
Income tax receivable	40,233	(117,710)
Prepaid expenses and other current assets	142,158	12,663
Accounts payable and accrued expenses	34,778	(7,180)
Accounts payable and accrued expenses, related	-	100,000
Unearned revenues	(23,124)	(87,370)
Deferred tax liabilities	(1,278)	29,515
Net cash flows used in operating activities	(195,223)	(222,061)

Cash flows from investing activities:
Purchases of property and equipment	(15,389)	(14,600)
Net cash flows used in investing activities	(15,389)	(14,600)

Cash flows from financing activities:
Proceeds of PPP note payable	478,538	301,750
Net cash flows provided by financing activities	478,538	301,750

Net change in cash and cash equivalents	267,926	65,089
Cash and cash equivalents at beginning of year	807,262	742,173
Cash and cash equivalents at end of year	$1,075,188	$807,262

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Schedule of non-cash Investing or Financing Activity:
Operating lease right-of-use asset and liability	$-	$461,740

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2021 and 2020

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

As a result of the Contribution Agreement, the Sellers became our controlling shareholders of and we became a wholly-owned subsidiary.

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

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2021, and 2020, we did not record any bad debts. As of September 30, 2021, and 2020, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

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
For the Years Ended September 30, 2021 and 2020

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2021, and 2020, there has not been any impairment of long-lived assets.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2021 and 2020

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $60,000 for the years ended September 30, 2021, and 2020, respectively. Included in prepaid expenses as of September 30, 2021, is $15,000 that will be expensed during the quarter ended December 31, 2021.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2021, and 2020, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the fiscal years ended September 30, 2021, and 2020, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2021, and 2020, aggregating $750,900 and $705,471, respectively. As of September 30, 2021, and 2020, we owed $100,000 and $100,000, respectively, to our three members for consulting services.

See Note 5 regarding license agreement.

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30,

	2021	2020
Furniture, fixtures and office equipment	$145,987	$130,598
Leasehold improvements	73,795	73,795
	219,782	204,393
Less: accumulated depreciation	(160,287)	(138,565)
	$59,495	$65,828

Depreciation expense for the fiscal years ended September 30, 2021, and 2020, was 21,722 and $27,053, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $60,000 for the years ended September 30, 2021, and 2020, respectively. Included in prepaid expenses as of September 30, 2021, is $15,000 that will be expensed during the quarter ended December 31, 2021.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2021 and 2020

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,
2022	$60,000
2023	60,000
2024	60,000
2025	60,000
2026	60,000
Thereafter	1,620,000
$1,920,000

6.	Notes Payable

In April 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan is in the principal amount of $301,750 (the “PPP Loan”). The PPP loan was forgiven in June 2021 and the Company recognized a gain on PPP loan forgiveness in Other Income for the year ended September 30, 2021.

In April 2021, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan is in the principal amount of $478,538 (the “2nd PPP Loan”). The 2nd PPP loan was forgiven in September 2021 and the Company recognized a gain on PPP loan forgiveness in Other Income for the year ended September 30, 2021.

7.	Commitments

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the company. During the fiscal year ended September 30, 2021, and 2020, we made lease payments of $120,000 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2022	$363,000	$120,000
2023	384,000	120,000
2024	97,500	30,000
	$844,500	$270,000

8.	Income Taxes

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

As of September 30, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Mastermind, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2021 and 2020

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the year ended September 30, 2021:

Statutory federal tax rate	21.0%
State income tax rate	5.7%
Permanent differences	-26.7%
Effective tax rate	0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following at September 30,

	2021	2020
Deferred Tax Assets:
Future net operating loss benefit	$116,515	$31,900
Current liabilities	65,144	56,361
Deferred tax assets	181,659	88,261
Deferred Tax Liabilities:
Current assets	326,343	232,526
Deferred depreciation	23,490	25,187
Deferred tax liabilities	349,833	257,713
Net deferred tax liabilities	$168,174	$169,452

The Company files it’s income tax returns on the cash basis of accounting utilizing a December 31 tax year end. Deferred tax assets relating to current liabilities result from accounts payable and accrued expenses which are not currently deductible for tax purposes. Deferred tax liabilities relating to Current assets result from accounts receivables and prepaid expenses which are not currently recognized as income for tax reporting purposes.

As of September 30, 2021 the Company has approximately $461,000 of net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

Preferred Stock

As of September 30, 2021, and 2020, we were authorized to issue a total 1,000,000 shares of preferred stock. There are no shares of Preferred Stock issued or outstanding as of September 30, 2021, and 2020.

Common Stock

As of September 30, 2021, and 2020, we were authorized to issue a total of 125,000,000 shares of common stock.

On January 4, 2021, the Company issued 235,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

On January 4, 2021, the Company issued 100,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

On January 4, 2021, the Company issued 300,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

As of September 30, 2021, and 2020, there were 34,505,520 and 33,870,520 shares issued and outstanding, respectively.

Dividends

During the fiscal years ended September 30, 2021, and 2020, there were no dividends declared or paid.

Common Stock Options

As of September 30, 2021 and 2020, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the years ended September 30, 2021, and 2020.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of September 30, 2021, and 2020.

10.	Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

11.	Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended September 30, 2021 there were 16 revenue-producing clients. Revenue-producing clients are defined as those companies and divisions of such that have autonomous hiring/firing of marketing firms. For the year ended September 30, 2021, four customers represented approximately 21%, 12%, 12% and 10%, respectively, of our total revenues. As of September 30, 2021, two customers represented approximately 79% and 11%, respectively of our outstanding accounts receivable.

12.	Operating lease right-of-use assets and operating lease liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the years ended September 30, 2021, and 2020, the Company recorded rent expense of $239,273 and $120,000, respectively.

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

Right-of- use assets are summarized below:

September 30, 2021
Office lease	$461,740
Less accumulated amortization	(199,643)
Right-of-us assets, net	$262,097

Operating lease liabilities are summarized as follows:

September 30, 2020
Lease liability	$262,097
Less current portion	(108,281)
Long term portion	$153,816

Maturity of lease liabilities are as follows:

Amount
For the year ending September 30, 2022	$120,000
For the year ending September 30, 2023	120,000
For the four months ending January 31, 2024	40,000
Total	$280,000
Less: present value discount	(17,903)
Lease liability	$262,097

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.