Form 10-Q
period 2021-12-31
MASTERMIND, INC.
filed 2022-02-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 21, 2022, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Table of Contents

Form 10-Q

Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Mastermind, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,141,070	$1,075,188
Accounts receivable	1,309,580	1,261,183
Prepaid expenses and other current assets	59,718	31,266
Income tax receivable	77,477	77,477
Total current assets	2,587,845	2,445,114
Right-of-use asset, net	235,581	262,097
Property and equipment, net	53,977	59,495
Total assets	$2,877,403	$2,766,706

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,694	$157,994
Accounts payable and accrued expenses, related party	-	100,000
Unearned revenues	345,521	59,326
Deferred tax liabilities	184,557	168,174
Lease obligation, current	109,776	108,281
Total current liabilities	681,548	593,775
Lease obligation, net of current portion	125,805	153,816
Total liabilities	807,353	747,591

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and September 30, 2021	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 34,505,520 shares issued and outstanding as of December 31, 2021 and September 30, 2021	34,506	34,506
Common stock to be issued; 180,000 and 135,000 shares as of December 31, 2021 and September 30, 2021	180	135
Additional paid in capital	80,685	76,230
Retained earnings	1,954,679	1,908,244
Total stockholders’ equity	2,070,050	2,019,115
Total liabilities and stockholders’ equity	$2,877,403	$2,766,706

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,
	2021	2020
Revenues	$857,114	$1,077,159
Cost of revenues	323,657	565,302
Gross Profit	533,457	511,857

Operating Expenses:
General and administrative	471,246	505,358
Total operating expenses	471,246	505,358
Income from operations	62,211	6,499

Other Income:
Interest income	607	393
Total other income	607	393

Income before provision for income taxes	62,818	6,892
Provision for income taxes	16,383	2,153
Net Income	$46,435	$4,739

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	34,505,520	33,870,520
Diluted	34,505,520	33,870,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 31, 2021 and 2020
(Unaudited)

	Common Stock		Common Stock to be issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Balance at September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115

Shares of common stock to be issued for services	-	-	45,000	45	4,455	-	4,500

Net income	-	-	-	-	-	46,435	46,435
Balance at December 31, 2021	34,505,520	$34,506	180,000	$180	$80,685	$1,954,679	$2,070,050

Balance at September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847
Net income	-	-	-	-	-	4,739	4,739
Balance at December 31, 2020	33,870,520	$33,871	-	$-	$-	$1,145,715	$1,179,586

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$46,435	$4,739
Adjustments to reconcile net income to net cash flows from operating activities:
Stock compensation expense	4,500	-
Depreciation	5,518	5,867
Changes in operating assets and liabilities:
Accounts receivable	(48,397)	139,784
Unbilled receivables	-	(370,636)
Prepaid expenses and other current assets	(28,452)	(21,448)
Accounts payable and accrued expenses	(116,300)	(48,709)
Accounts payable and accrued expenses, related party	(100,000)	-
Unearned revenues	286,195	(82,450)
Deferred tax liabilities	16,383	2,153
Net cash flows provided by (used in) operating activities	65,882	(370,700)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,346)
Net cash flows used in investing activities	-	(4,346)

Net change in cash and cash equivalents	65,882	(375,046)
Cash and cash equivalents at beginning of period	1,075,188	807,262
Cash and cash equivalents at end of period	$1,141,070	$432,216

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended December 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2021 and 2020 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the quarter ended December 31, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

The pandemic related to the coronavirus (COVID-19) could adversely impact our future results, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue. We could also experience delays or declines in revenue and new business and or implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

3.	Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $15,000 and $15,000, for the three months ended December 31, 2021, and 2020, respectively.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three months ended December 31, 2021, and 2020, we made lease payments of $30,000 and $30,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the three months ended December 31, 2021, and 2020, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three months ended December 31, 2021, and 2020, aggregating $196,225 and $196,225, respectively. As of September 30, 2021, we owed $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related parties on the consolidated balance sheets herein. During the three months ended December 31, 2021, the $100,000 was paid.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2021	2021
Furniture, fixtures and office equipment	$145,987	$145,987
Leasehold improvements	73,795	73,795
Property and equipment, gross	219,782	219,782
Less: accumulated depreciation	(165,805)	(160,287)
Property and equipment, net	$53,977	$59,495

Depreciation expense for the three months ended December 31, 2021 and 2020 was $5,518 and $5,867, respectively.

5.	Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $15,000 for the three months ended December 31, 2021, and 2020, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2022	$60,000
2023	60,000
2024	60,000
2025	60,000
2026	60,000
Thereafter	1,620,000
$1,920,000

6.	Commitments and Contingencies

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three months ended December 31, 2021, and 2020, we made lease payments of $30,000 and $30,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2022	$274,500	$90,000
2023	384,000	120,000
2024	97,500	30,000
	$756,000	$240,000

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

There were no unrecognized material tax benefits at December 31, 2021, and September 30, 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of December 31, 2021, the Company has approximately $687,000 of net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

Preferred Stock

As of December 31, 2021, and September 30, 2021, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of December 31, 2021 and September 30, 2021.

Common Stock

As of December 31, 2021, and September 30, 2021, we were authorized to issue a total of 125,000,000 shares of common stock. As of December 31, 2021, and September 30, 2021, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Dividends

During the three months ended December 31, 2021 and 2020, there were no dividends declared or paid.

Common Stock Options

As of December 31, 2021, and September 30, 2021, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the three months ended December 31, 2021 and 2020.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of December 31, 2021 and September 30, 2021.

9.	Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2021, four clients represented approximately 24%, 16%, 14% and 12%, respectively, of our total revenues. As of December 31, 2021, two customers represented approximately 47% and 23%, respectively of our outstanding accounts receivable.

For the three months ended December 31, 2020, three clients represented approximately 10%, 10% and 33%, respectively of our total revenues.

10.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

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

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2021.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2021 and 2020. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2021 vs. December 31, 2020

Revenues

Revenues for the three months ended December 31, 2021 were $857,114 as compared with $1,077,159 for the comparable prior year period, a decrease of $220,045 or 20.4%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended December 31, 2021 was $533,457 or 62.2% of revenues, compared with $511,857 or 47.5% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher margins, more revenue from projects without direct expenses or with less direct expenses. The increase in gross margin percentage is primarily the Company has more projects with less direct expenses in the three months ended December 31, 2021 compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2021 were $471,246 as compared with $505,358 for the comparable prior year period, a decrease of $34,112 or 6.75%. The decrease was primarily as a result of decreases in freelance subcontract expenses of $7,497, professional fees (including public company expenses) of $20,175 and other general and administrative costs of $12,429, partially offset by increases in computer expenses of $7,231 and stock compensation expense of $4,500.

Other Income and Expense

Other income, net for the three months ended December 31, 2021 was $607 as compared to $393 for the comparable prior year period.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $1,141,070, an increase of $65,882 when compared with a balance of $1,075,188 as of September 30, 2021.

During the three months ended December 31, 2021, $65,882 was provided by operating activities as compared with net cash used in operating activities of $370,700 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income, stock compensation expense and depreciation expense and changes in current assets and liabilities of $9,429.

During the three months ended December 31, 2020, net cash used in operations of $370,700 was a result of our net income and depreciation expenses, offset by the changes in current assets and liabilities of $381,306.

During the three months ended December 31, 2021, there was no investing activities as compared to $4,346 for the comparable prior year period. The net cash outflows during the three months ended December 31, 2020, were a result of the purchase of computers and office equipment.

During the three months ended December 31, 2021, and 2020, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of December 31, 2021, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

The pandemic related to the coronavirus could adversely impact our liquidity and capital resources, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue. We could also experience delays or declines in revenue and new business and or implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

This quarterly report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

* Included herewith

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

Mastermind, Inc.
Date: February 22, 2022	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)