Form 10-Q/A
period 2021-12-31
MASTERMIND, INC.
filed 2022-03-01
CIK 1088638

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the Securities and Exchange Commission on February 22, 2022 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files required to be filed with the Registrant’s Form 10-Q for the quarterly period ended December 31, 2021.

Except as described above, no additional changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

Mastermind, Inc.

Table of Contents

Form 10-Q/A

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

Mastermind, Inc.
Date: March 1, 2022	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)