Form 10-Q
period 2022-03-31
MASTERMIND, INC.
filed 2022-05-23
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 23, 2022, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,504,822	$1,075,188
Accounts receivable	666,697	1,261,183
Unbilled receivables	15,026	-
Prepaid expenses and other current assets	124,907	31,266
Income tax receivable	104,737	77,477
Total current assets	2,416,189	2,445,114
Right-of-use asset, net	208,699	262,097
Property and equipment, net	50,222	59,495
Total assets	$2,675,110	$2,766,706

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,222	$157,994
Accounts payable and accrued expenses, related party	-	100,000
Unearned revenues	54,985	59,326
Lease obligation, current	111,293	108,281
Total current liabilities	234,500	425,601
Lease obligation, net of current portion	97,406	153,816
Deferred tax liabilities	199,409	168,174
Total liabilities	531,315	747,591

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 34,505,520 shares issued and outstanding	34,506	34,506
Common stock to be issued; 225,000 and 135,000 shares as of March 31, 2022 and September 30, 2021, respectively	225	135
Additional paid in capital	85,140	76,230
Retained earnings	2,023,924	1,908,244
Total stockholders’ equity	2,143,795	2,019,115
Total liabilities and stockholders’ equity	$2,675,110	$2,766,706

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$1,077,918	$932,753	$1,935,032	$2,009,912
Cost of revenues	401,038	303,900	724,695	869,202
Gross Profit	676,880	628,853	1,210,337	1,140,710

Operating Expenses:
General and administrative	620,745	579,937	1,091,991	1,085,295
Total operating expenses	620,745	579,937	1,091,991	1,085,295
Income from operations	56,135	48,916	118,346	55,415

Other Income:
Interest income	702	195	1,309	588
Total other income	702	195	1,309	588

Income before provision for income taxes	56,837	49,111	119,655	56,003
Provision (benefit) for income taxes	(12,408)	12,988	3,975	15,141
Net Income	$69,245	$36,123	$115,680	$40,862

Net income per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding:
Basic	34,505,520	34,477,298	34,505,520	34,170,575
Diluted	34,505,520	33,477,298	34,505,520	34,170,575

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115

Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500

Net income	-	-	-	-	-	46,435	46,435
Balance at December 31, 2021	34,505,520	34,506	180,000	180	80,685	1,954,679	2,070,050

Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500

Net income	-	-	-	-	-	69,245	69,245
Balance at March 31, 2022	34,505,520	$34,506	225,000	$225	$85,140	$2,023,924	$2,143,795

Balance at September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Net income	-	-	-	-	-	4,739	4,739
Balance at December 31, 2020	33,870,520	33,871	-	-	-	1,145,715	1,179,586

Shares of common stock issued and to be issued for services	635,000	635	45,000	45	67,320	-	68,000

Net income	-	-	-	-	-	36,123	36,123
Balance at March 31, 2021	34,505,520	$34,506	45,000	$45	$67,320	$1,181,838	$1,283,709

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$115,680	$40,862
Adjustments to reconcile net income to net cash flows from operating activities:
Stock compensation expense	9,000	65,500
Depreciation	11,037	11,057
Deferred tax	31,235	15,141
Changes in operating assets and liabilities:
Accounts receivable	594,486	267,615
Unbilled receivables	(15,026)	(637,878)
Income tax receivable	(27,260)	-
Prepaid expenses and other current assets	(93,641)	26,061
Accounts payable and accrued expenses	(89,772)	(35,120)
Accounts payable and accrued expenses, related party	(100,000)	-
Unearned revenues	(4,341)	(82,450)
Net cash flows provided by (used in) operating activities	431,398	(329,212)

Cash flows from investing activities:
Purchases of property and equipment	(1,764)	(7,166)
Net cash flows used in investing activities	(1,764)	(7,166)

Net change in cash and cash equivalents	429,634	(336,378)
Cash and cash equivalents at beginning of period	1,075,188	807,262
Cash and cash equivalents at end of period	$1,504,822	$470,884

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended March 31, 2022 and cash flows for the six months ended March 31, 2022, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2021 and 2020 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and six months ended March 31, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $15,000 and $30,000 for the three and six months ended March 31, 2022, respectively, and $15,000 and 30,000 for the three and six months ended March 31, 2021, respectively.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three and six months ended March 31, 2022, we made lease payments of $30,000 and $60,000, respectively, and $30,000 and $60,000 for the three and six months ended March 31, 2021, respectively, in satisfaction of our obligation pursuant to the Lease.

During the three and six months ended March 31, 2022, and 2021, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and six months ended March 31, 2022, aggregating $251,725 and $401,950, respectively, and for the three and six months ended March 31, 2021, aggregate expenses were $150,225 and $300,450, respectively. As of September 30, 2021, we owed $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related parties on the consolidated balance sheets herein. During the six months ended March 31, 2022, the $100,000 was paid, and as of March 31, 2022, there were no amounts due.

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	September 30,
	2022	2021
Furniture, fixtures and office equipment	$147,751	$145,987
Leasehold improvements	73,795	73,795
Property and equipment, gross	221,546	219,782
Less: accumulated depreciation	(171,324)	(160,287)
Property and equipment, net	$50,222	$59,495

Depreciation expense for the three and six months ended March 31, 2022 was $5,519 and $11,037, respectively, and was $5,190 and $11,057 for the three and six months ended March 31, 2021, respectively.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $15,000 for the three months ended March 31, 2022, and 2021, respectively, and $30,000 and $30,000 for the six months ended March 31, 2022 and 2021, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2022	$60,000
2023	60,000
2024	60,000
2025	60,000
2026	120,000
Thereafter	1,560,000
$1,920,000

6. Commitments and Contingencies

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three and six months ended March 31, 2022, we made lease payments of $30,000 and $60,000, respectively, and $30,000 and $60,000 for the three and six months ended March 31, 2021, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2022	$183,000	$60,000
2023	384,000	120,000
2024	97,500	30,000
	$664,500	$210,000

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants will contest the complaint and believe they will prevail.

Other than the above we are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

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

There were no unrecognized material tax benefits at March 31, 2022, and September 30, 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of March 31, 2022, the Company has approximately $23,000 of net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2022, and September 30, 2021, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2022 and September 30, 2021.

Common Stock

As of March 31, 2022, and September 30, 2021, we were authorized to issue a total of 125,000,000 shares of common stock. As of March 31, 2022, and September 30, 2021, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Dividends

During the three and six months ended March 31, 2022 and 2021, there were no dividends declared or paid.

Common Stock Options

As of March 31, 2022, and September 30, 2021, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share. There were no stock options exercised or issued during the three and six months ended March 31, 2022 and 2021.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of March 31, 2022 and September 30, 2021.

9. Concentration of Credit Risk and Major Customers

For the three months ended March 31, 2022, three clients represented approximately 34%,  28% and 11%, respectively, of our total revenues. For the six months ended March 31, 2022, five customers represented approximately 19%, 19%  14%, 12% and 11%, respectively, of our total revenues. As of March 31, 2022, two customers represented approximately 62% and 29%, respectively of our outstanding accounts receivable.

For the three months ended March 31, 2021, six clients represented approximately 17%, 17%, 15%,  15%, 11% and 11%, respectively, of our total revenues. For the six months ended March 31, 2021, three customers represented approximately 23%, 14% and 11%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended March 31, 2022 vs. March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 were $1,077,918 as compared with $932,753 for the comparable prior year period, an increase of $145,165 or 15.6%. The increase is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $676,880 or 62.8% of revenues, compared with $628,853 or 67.4% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher revenues, partially offset by a lower margin in the current period. The decrease in gross margin percentage is primarily a result of the Company has more projects with higher direct expenses in the three months ended March 31, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $620,745 as compared with $579,937 for the comparable prior year period, an increase of $40,808 or 7%. The increase was primarily a result of increases in management consulting fees of $101,500, professional fees (including public company expenses) of $46,454 and other general and administrative costs of $6,383, partially offset by decreases in freelance subcontract expenses of $53,955 and stock compensation expense of $61,000.

Other Income and Expense

Other income, net for the three months ended March 31, 2022, was $702 as compared to $195 for the comparable prior year period.

Six Months Ended March 31, 2022 vs. March 31, 2021

Revenues

Revenues for the six months ended March 31, 2022, were $1,935,032 as compared with $2,009,912 for the comparable prior year period, a decrease of $74,880 or 3.7%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the six months ended March 31, 2022, was $1,210,337 or 62.5% of revenues, compared with $1,140,710 or 56.8% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher margins in the current period. The increase in gross margin percentage is primarily a result of the Company has more projects with lower direct expenses in the six months ended March 31, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2022, were $1,091,991 as compared with $1,085,295 for the comparable prior year period, an increase of $6,696 or 0.6%. The increase was primarily as a result of increases on management consulting fees of $101,500 and professional fees (including public company expenses) of $26,280, partially offset by decreases in freelance subcontract expenses of $60,028, stock compensation expense of $56,500 and other general and administrative costs of $4,556.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,504,822, an increase of $429,634 when compared with a balance of $1,075,188 as of September 30, 2021.

During the six months ended March 31, 2022, $431,398 was provided by operating activities as compared with net cash used in operating activities of $329,212 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income, stock compensation expense and depreciation expense and changes in current assets and liabilities of $264,446.

During the six months ended March 31, 2021, net cash used in operating activities were a result of the net income, stock compensation expense and depreciation expense offset by changes in current assets and liabilities of $461,772.

During the six months ended March 31, 2022, and 2021, net cash used in investing activities were $1,764 and $7,166, respectively, and were a result of the purchase of computers and office equipment.

During the six months ended March 31, 2022, and 2021, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2022, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item1. Legal Proceedings

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants will contest the complaint and believe they will prevail.

Other than the above, we are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

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

Mastermind, Inc.

Date: May 23, 2022	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

