Form 10-Q
period 2022-06-30
MASTERMIND, INC.
filed 2022-08-22
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,973,504	$1,075,188
Accounts receivable	464,038	1,261,183
Unbilled receivables	456,447	-
Prepaid expenses and other current assets	65,653	31,266
Income tax receivable	77,477	77,477
Total current assets	3,037,119	2,445,114

Right-of-use asset, net	181,564	262,097
Property and equipment, net	51,372	59,495
TOTAL ASSETS	$3,270,055	$2,766,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,801	$157,994
Accounts payable and accrued expenses, related party	120,000	100,000
Unearned revenues	138,260	59,326
Lease obligation, current	112,831	108,281
Total current liabilities	431,892	425,601

Lease obligation, net of current portion	68,733	153,816
Deferred tax liabilities	314,248	168,174
Total liabilities	814,873	747,591

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Common stock to be issued; 0 and 135,000 shares as of June 30, 2022 and September 30, 2021, respectively	-	135
Additional paid in capital	62,865	76,230
Retained earnings	2,357,811	1,908,244
Total Stockholders' Equity	2,455,182	2,019,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,270,055	$2,766,706

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$1,456,013	$895,175	$3,391,045	$2,905,087
Cost of revenues	392,618	299,119	1,117,313	1,168,321
Gross profit	1,063,395	596,056	2,273,732	1,736,766

Operating Expenses:
General and administrative	615,599	496,797	1,707,590	1,582,092
Total Operating Expenses	615,599	496,797	1,707,590	1,582,092
Income from operations	447,796	99,259	566,142	154,674

Other Income:
Interest income	930	382	2,239	970
Gain on PPP loan forgiveness	-	301,750	-	301,750
Total other income	930	302,132	2,239	302,720

Income before provision for income taxes	448,726	401,391	568,381	457,394
Provision for income taxes	114,839	26,508	118,814	41,649
Net income	$333,887	$374,883	$449,567	$415,745

Basic and diluted income per common share
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520	34,505,520	34,282,223
Diluted	34,505,520	34,505,520	34,505,520	34,282,223

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock to be issued		Additional
	Number of Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity

Balance - September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115
Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	46,435	46,435
Balance - December 31, 2021	34,505,520	34,506	180,000	180	80,685	1,954,679	2,070,050

Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	69,245	69,245
Balance - March 31, 2022	34,505,520	34,506	225,000	225	85,140	2,023,924	2,143,795

Reversal of common stock to be issued for services	-	-	(225,000)	(225)	(22,275)	-	(22,500)
Net income	-	-	-	-	-	333,887	333,887
Balance - June 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,357,811	$2,455,182

	Common Stock		Common Stock to be issued		Additional
	Number of Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Balance - September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Net income	-	-	-	-	-	4,739	4,739
Balance - December 31, 2020	33,870,520	33,871	-	-	-	1,145,715	1,179,586

Shares of common stock issued and to be issued for services	635,000	635	45,000	45	67,320	-	68,000

Net income	-	-	-	-	-	36,123	36,123
Balance - March 31, 2021	34,505,520	34,506	45,000	45	67,320	1,181,838	1,283,709
Net income	-	-	-	-	-	374,883	374,883
Balance - June 30, 2021	34,505,520	$34,506	45,000	$45	$67,320	$1,556,721	$1,658,592

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net income	$449,567	$415,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on PPP loan forgiveness	-	(301,750)
(Reversal of) Stock based compensation	(13,500)	65,500
Depreciation	16,643	16,354
Deferred tax	146,074	40,899
Changes in operating assets and liabilities:
Accounts receivable	797,145	324,901
Unbilled receivables	(456,447)	(499,343)
Prepaid expenses and other current assets	(34,387)	45,539
Accounts payable and accrued expenses	(97,193)	(81,743)
Accounts payable and accrued expenses, related party	20,000	(100,000)
Unearned revenues	78,934	(82,450)
Net cash provided by (used in) operating activities	906,836	(156,348)

Cash flows from investing activities:
Purchase of property and equipment	(8,520)	(8,980)
Net cash used in investing activities	(8,520)	(8,980)

Cash flows from financing activities:
Proceeds from PPP note payable	-	478,538
Net cash provided by financing activities	-	478,538

Net change in cash	898,316	313,210
Cash, beginning of period	1,075,188	807,262
Cash, end of period	$1,973,504	$1,120,472

Supplemental Cash Flow Information
Income taxes paid (refunded)	$(18,228)	$-
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and nine months ended June 30, 2022 and cash flows for the nine months ended June 30, 2022, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2021 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended June 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

The pandemic related to the coronavirus (COVID-19) could adversely impact our future results, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue. We could also experience delays or declines in revenue and new business and implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $15,000 and $45,000 for the three and nine months ended June 30, 2022 and 2021, respectively.

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three and nine months ended June 30, 2022, and 2021, we made lease payments of $30,000 and $90,000, respectively, in satisfaction of our obligation pursuant to the Lease.

During the three and nine months ended June 30, 2022, and 2021, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and nine months ended June 30, 2022, aggregating $274,725 and $676,675, respectively, and for the three and nine months ended June 30, 2021, aggregate expenses were $150,225 and $450,675, respectively. As of September 30, 2021, we owed $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related parties on the consolidated balance sheets herein. During the nine months ended June 30, 2022, the $100,000 was paid, and as of June 30, 2022, there was $120,000 due.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
	2022	2021
Furniture, fixtures and office equipment	$154,507	$145,987
Leasehold improvements	73,795	73,795
Property and equipment, gross	228,302	219,782
Less: accumulated depreciation	(176,930)	(160,287)
Property and equipment, net	$51,372	$59,495

Depreciation expense for the nine months ended June 30, 2022 and 2021, was $16,643 and $16,354, respectively.

Depreciation expense for the three months ended June 30, 2022 and 2021, was $5,606 and $5,297, respectively.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $15,000 for the three months ended June 30, 2022, and 2021, respectively, and $45,000 and $45,000 for the nine months ended June 30, 2022 and 2021, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2022	$60,000
2023	60,000
2024	60,000
2025	60,000
2026	120,000
Thereafter	1,560,000
$1,920,000

6. Commitments and Contingencies

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the three and nine months ended June 30, 2022, and 2021, we made lease payments of $30,000 and $90,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord:

Fiscal Years Ending September 30,	Total Lease Commitment	Expected Lease Commitment
2022	$91,500	$30,000
2023	384,000	120,000
2024	97,500	30,000
	$573,000	$180,000

The Right-of-use assets are summarized below:

	June 30,	September 30,
	2022	2021
Office Lease	$461,740	$461,740
Less accumulated amortization	(280,176)	(199,643)
Right-of-use, net	$181,564	$262,097

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

June 30,
2022
Lease liability	$181,564
Less: current portion	(112,831)
Long term portion	$68,733

The maturities of lease liabilities are summarized below:

As of
June 30,
2022
2022	$30,000
2023	120,000
2024	40,000
Total future minimum lease payments	190,000
Less imputed interest	(8,436)
PV of Payments	$181,564

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants successfully got the Complaint transferred to the United States District Court for the Northern District of Georgia.  The Defendants will contest the complaint and believe they will prevail.

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

There were no unrecognized material tax benefits at June 30, 2022, and September 30, 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of June 30, 2022, the Company has no net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2022, and September 30, 2021, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of June 30, 2022 and September 30, 2021.

Common Stock

As of June 30, 2022, and September 30, 2021, we were authorized to issue a total of 125,000,000 shares of common stock. As of June 30, 2022, and September 30, 2021, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Common Stock to be Issued

As per a vendor agreement entered into in October 2019, the Company paid in January of 2021 235,000 shares as compensation.  The Company thereafter accrued 15,000 shares of $1,500 as common stock to be issued per month.  As of June 30, 2022, the Company and the vendor have agreed that the total accrued shares of 225,000 valued at $22,500 are not payable and have been reversed.  No further share issuances or accruals for the agreement are required.

Dividends

During the three and nine months ended June 30, 2022 and 2021, there were no dividends declared or paid.

Common Stock Options

As of June 30, 2022, and September 30, 2021, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share, with an intrinsic value of $57,823 as of June 30, 2022. There were no stock options exercised or issued during the three and nine months ended June 30, 2022 and 2021.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of June 30, 2022 and September 30, 2021.

9. Concentration of Credit Risk and Major Customers

For the three months ended June 30, 2022, four clients represented approximately 30%, 27%, 16% and 12%, respectively, of our total revenues. For the nine months ended June 30, 2022, three customers represented approximately 24%, 22%, and 14%, respectively, of our total revenues.

For the three months ended June 30, 2021, four clients represented approximately 28%, 16%, 15% and 15%, respectively, of our total revenues. For the nine months ended June 30, 2021, two customers represented approximately 14% and 12%, respectively, of our total revenues.

As of June 30, 2022, three customers represented approximately 52%, 27% and 11%, respectively of our outstanding accounts receivable. As of September 30, 2021, two customers represented approximately 79% and 11%, respectively of our outstanding accounts receivable.

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

Overview

Mastermind, Inc. is a digital marketing agency that plans, executes and analyzes digital marketing initiatives for clients in numerous industries including Fashion, Automotive, Spirits & Beer, Business-to-business, Consumer Electronics, Banking & Financial Services, Consumer Packaged Goods, Food & Beverage, Healthcare, Home Improvement, Restaurants, Retail, Technology, and Communications. Mastermind offers a unique approach to digital and social marketing called Involvement Marketing (IM). IM is aimed at involving more people with each clients' brand in ways that inspire them to take an action (e.g.- becoming aware of the brand, trying it, purchasing more of it, and/or even becoming an advocate for the brand through social media). Mastermind's Involvement Marketing initiatives encompass anyone, or combination of tactics including Content Marketing, Digital/Mobile Marketing, Influencer Marketing, Social Marketing & Community Management, Promotion Marketing, Digital/Social Issues Management, UX Analytics & Digital Intelligence, and Augmented Reality Marketing.

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

Mastermind has worked with some of the most widely recognized brands in in dozens of industries. While the agency does not have a client in every industry currently, its experience provides the confidence of potential major clients to consider hiring Mastermind. Mastermind works with clients on both a project-basis and ongoing services basis. Mastermind is developing innovative marketing technology initiatives with the potential to drive more interest from potential clients in the next few years.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2021. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended June 30, 2022 vs. June 30, 2021

Revenues

Revenues for the three months ended June 30, 2022 were $1,456,013 as compared with $895,175 for the comparable prior year period, an increase of $560,838 or 62.7%. The increase is attributable to increased work from clients and also the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $1,063,395 or 73% of revenues, compared with $596,056 or 66.6% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher revenues, including higher gross margins in the current period. The increase in gross margin percentage is primarily a result of the Company having more projects with lower direct expenses in the three months ended June 30, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $615,599 as compared with $496,797 for the comparable prior year period, an increase of $118,802 or 23.9%. The increase was primarily a result of increases in management consulting fees of $124,500, professional fees (including public company expenses) of $56,208 and other general and administrative costs of $2,000, partially offset by decreases in freelance subcontract expenses of $64,655.

Other Income and Expense

Other income, net for the three months ended June 30, 2022, was $930 as compared to $302,132 for the comparable prior year period, which includes a gain on PPP loan forgiveness of $301,750.

Provision for Income Tax

Provision for income tax for the three months ended June 30, 2022, was $114,839 as compared to $26,508 for the comparable prior year period.  The increase is primarily due to an increase in net income from operations of $348,537 as compared to the same prior year period. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Nine Months Ended June 30, 2022 vs. June 30, 2021

Revenues

Revenues for the nine months ended June 30, 2022, were $3,391,045 as compared with $2,905,087 for the comparable prior year period, an increase of $485,958 or 16.7%. The increase is attributable to the volume and timing of project work being completed, increased work from clients, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the nine months ended June 30, 2022, was $2,273,732 or 67% of revenues, compared with $1,736,766 or 60% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher margins in the current period. The increase in gross margin percentage is primarily a result of the Company having more projects and lower direct expenses on those projects in the nine months ended June 30, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2022, were $1,707,590 as compared with $1,582,092 for the comparable prior year period, an increase of $125,498 or 7.9%. The increase was primarily as a result of increases on management consulting fees of $226,000 and professional fees (including public company expenses) of $77,927, partially offset by decreases in freelance subcontract expenses, and other general and administrative costs of $178,658.

Other Income and Expense

Other income, net for the nine months ended June 30, 2022, was $2,239 as compared to $302,720 for the comparable prior year period, which includes a gain on PPP loan forgiveness of $301,750.

Provision for Income Tax

Provision for income tax for the nine months ended June 30, 2022, was $118,814 as compared to $41,649 for the comparable prior year period.  The increase is primarily due to an increase in net income from operations of $411,468 as compared to the same prior year period. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $1,973,504, an increase of $898,316, or 84% when compared with a balance of $1,075,188 as of September 30, 2021.

During the nine months ended June 30, 2022, $906,836 was provided by operating activities as compared with net cash used in operating activities of $156,348 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income, stock compensation expense and depreciation expense and changes in current assets and liabilities of $308,052.

During the nine months ended June 30, 2021, we used $156,348 in operating activities, which were a result of the net income, stock compensation expense and depreciation expense offset by the gain on the PPP loan forgiveness and changes in current assets and liabilities of $393,096.

During the nine months ended June 30, 2022, and 2021, net cash used in investing activities were $8,520 and $8,980, respectively, and were a result of the purchase of computers and office equipment.

During the nine months ended June 30, 2022, the Company did not have any cash flow activity from financing activities and June 30, 2021, we received $478,538 related to amounts received under the Paycheck Protection Program.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2022, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

The ongoing pandemic related issues from the coronavirus could adversely impact our liquidity and capital resources, especially if our customers are negatively impacted by the decrease in economic activity caused by the virus. If our customers fail to reach budgeted revenue projections and reduce their expenditures proportionally, we could experience lower than expected growth in revenue or lower overall revenue. We could also experience delays or declines in revenue and new business and implementations of marketing campaigns if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

This quarterly report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item1. Legal Proceedings

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants successfully got the Complaint transferred to the United States District Court for the Northern District of Georgia. The Defendants will contest the complaint and believe they will prevail.

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

Mastermind, Inc.

Date: August 22, 2022	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)