Form 10-K
period 2022-09-30
MASTERMIND, INC.
filed 2023-01-13
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-26533

MASTERMIND, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-3807447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2221 Peachtree Rd. NE, Suite D-134, Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (678) 420-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MMND	OTCQB

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2022 was $1,264,503 (computed using the closing price of the common stock on March 31, 2022 as reported by the OTCQB).

As of January 13, 2023, 34,505,520 shares of common stock of the registrant were outstanding.

Mastermind, Inc.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	Market acceptance of our products and services;

•	Competition from existing products or new products that may emerge;

•	The implementation of our business model and strategic plans for our business and our products;

•	Estimates of our future revenue, expenses, capital requirements and our need for financing;

•	Our financial performance;

•	Current and future government regulations;

•	Developments relating to our competitors; and

•	Other risks and uncertainties

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

We deliver innovative, result-producing campaigns to meet the business objectives of each client through any number, or combination thereof, or cutting-edge marketing initiatives:

•	Content marketing;

•	Influencer marketing – earned, owned, and paid;

•	Digital marketing across all screens;

•	Social marketing;

•	Gamification;

•	Promotion marketing;

•	Social Channel Optimization; and

•	Digital Issue Management Communications.

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

Our organization has been structured in a manner to ensure a broad range of thinking, facilitate work flow, and deliver unparalleled marketing initiatives and service to our clients. We have a strong and long-lasting relationships with our clients and tenure of our key executives. Mastermind is organized in 6 key groups:

•	Account management;

•	Creative and development services;

•	Content studio;

•	Strategy, analytics & research;

•	Technology & campaign management; and

•	Agency Management and administration.

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

Industry Background and Trends

We believe that the communications industry is going through a revolutionary evolution. Technology and big data are combining with creative and strategy across new platforms and communications. Things are moving quickly and Involvement Marketing is an opportunity for brands to reach their constituencies through a plethora of new ways to communicate with its key constituencies in ways that get them to take action. It is essential to understand target audiences and how they are consuming information. Creating brand preference and getting consumers to take an action is essential in growing share for a brand and will continue to be essential in 2023 and beyond.

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

Competitive Strengths

Since our inception, we have worked diligently to establish and leverage key strengths in our business model, including:

A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and re-invention. We have created a culture committed to innovation and creativity that challenges convention and breaks new ground. Our team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with our largest competitive advantage. For example:

•	First-user generated content campaign for UPS;

•	First YouTube Influencer marketing campaign for The Home Depot and Citi;

•	First YouTube Influencer Campaign for ExxonMobil; and

•	First omni-channel shopping journey studies for Macy’s, Best Buy, and Staples.

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

Our Growth Strategy

After more than 35 years of experience by management in delivering innovative involvement marketing campaigns, including more than ten years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include:

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

•	Citigroup;

•	Bayer US;

•	Bayer Crop Science;

•	Elanco

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

Our Revenue Model

We derive revenues from our clients based on a project-by-project basis through statement of work pursuant to a Master Services Agreement, which is typically customized to each of our clients. Dependent upon the statement of work which is directed by our clients, projects can vary from small scale platform, infrastructure and application development for influencer channels to large campaign initiatives that are project-based. Fees charged to clients are typically based on project/campaign fees which include retainer and ongoing fees negotiated with our clients.

Our Competition

Mastermind competes with agencies owned by large communications holding companies like WPP plc, Omnicom Group, Inc., Interpublic Group of Companies, Inc. and Publicis Groupe SA., for leading brands in almost every category.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2022, there were three clients individually representing 10% or more of our total revenues. Total estimated project revenue for services provided by Mastermind personnel for these clients for the year ended September 30, 2022, was $2,849,194. For the fiscal year ended September 30, 2021, there were three clients individually representing 10% or more of our total revenues. Total estimated project revenue for services provided by Mastermind personnel for these clients for the year ended September 30, 2021, was $2,755,410.

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

Backlog

Our backlog in the ordinary course of business was approximately $3,115,366 at September 30, 2022.

Employees

As of September 30, 2022, we had 24 contract and full-time employees at our leased facility in Atlanta, Georgia. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

Subsequent to September 30, 2022, the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. The Company has adopted a fully remote work environment and no replacement office space is planned for.

Item 3. Legal Proceedings

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants successfully got the Complaint transferred to the United States District Court for the Northern District of Georgia. The Defendants will contest the complaint and strongly believe they will prevail.

Other than the above we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Market under the symbol “MMND”. There is very limited trading of our common stock. The stock market in general has experienced significant stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

As of January 6, 2023, there were approximately 4,720 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on January 6, 2023, was $0.349 per share.

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2022, the Company did not issue common stock.

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

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2022” or our “2022 fiscal year” refer to the fiscal year ended September 30, 2022.

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

Results of Operations

Fiscal Year Ended September 30, 2022 vs. September 30, 2021

	Years Ended
	September 30,
	2022	2021	Change	%
Revenue	$4,540,060	$3,827,721	$712,339	18.6%
Gross profit	3,005,662	2,329,196	676,466	29.0%
Total operating expenses	2,267,369	2,344,601	(77,232)	(3.3)%
Income (loss) from operations	738,293	(15,405)	753,698	4,892.6%
Total other income	1,697	782,145	(780,448)	(99.8)%
Income before provision (benefit) for income taxes	739,990	766,740	(26,750)	(3.5)%
Provision (benefit) for income tax	51,271	(528)	51,799	9,810.4%
Net income after tax	$688,719	$767,268	$(78,549)	(10.2)%

Revenues

Revenues for the year ended September 30, 2022 were $4,540,060 as compared with $3,827,721 for the comparable prior year period, an increase of $712,339 or 19%. The increase is primarily attributable to post pandemic rebound of client projects that had previously been delayed, the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the year ended September 30, 2022 was $3,005,662 or 66% of revenues, compared with $2,329,196 or 61% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher revenues, including higher gross margins in the current period. The increase in gross margin percentage is primarily a result of the Company having more projects with lower direct expenses in the year ended September 30, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc. Gross margin will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the year ended September 30, 2022 were $2,267,369 as compared with $2,344,601 for the comparable prior year period, a decrease of $77,232 or 3%. The decrease was primarily a result of a decrease in wages and benefits of $285,854, as a result of increases of in-house versus external work, along with decreases in other general and administrative costs of $114,000, offsetting by increases in management consulting fees of $130,500, and increases in professional fees (including public company expenses) of $192,122 primarily due to a new litigation occurred in fiscal year 2022.

Income before provision (benefit) for income taxes

Income before provision (benefit) for income taxes for the year ended September 30, 2022, was $739,990 as compared to $766,740 for the comparable prior year period, which included a gain on PPP loan forgiveness of $780,288.  Excluding the gain on PPP loan forgiveness, the Company incurred a $15,405 loss from operations in fiscal 2021 and increased income from operations by $753,698 during fiscal 2022.

Other Income or Expense, net

Other income, net for the year ended September 30, 2022, was $1,697 as compared to $782,145 for the comparable prior year period, which included a gain on PPP loan forgiveness of $780,288.

Provision (benefit) for Income Tax

Provision for income tax for the year ended September 30, 2022 was $51,271 as compared to an income tax benefit of $528 for the comparable prior year period. The increase in income tax expense is primarily due to an increase in income from operations of $753,698 as compared to the same prior year period. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	September 30,	September 30,
	2022	2021	Change	%
Cash	$1,735,140	$1,075,188	$659,952	61.4%

Current assets	$3,326,379	$2,445,114	$881,265	36.0%
Current liabilities	$551,733	$425,601	$126,132	29.6%
Working capital	$2,774,646	$2,019,513	$755,133	37.4%

As of September 30, 2022, we had cash of $1,735,140, an increase of $659,952, or 61% when compared with a balance of $1,075,188 as of September 30, 2021.

	Years Ended
	September 30,
	2022	2021	Change	%
Cash provided by (used in) operating activities	$675,605	$(195,223)	$870,828	446%
Cash used in investing activities	$(15,653)	$(15,389)	$(264)	2%
Cash provided by financing activities	$-	$478,538	$(478,538)	(100)%
Net Change in Cash During Period	$659,952	$267,926	$392,026	146%

During the year ended September 30, 2022, $675,605 was provided by operating activities as compared with net cash used in operating activities of $195,223 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were a result of the net income after tax of $688,719, depreciation expense of $23,144, change of deferred tax of $78,531, offset by stock compensation expense reversal of $13,500, and changes in operating assets and liabilities of $101,289.

During the year ended September 30, 2021, we used $195,223 in operating activities, which were a result of the net income after tax of $767,268, stock compensation expense of $77,000 and depreciation expense of $21,722, offset by the gains on the PPP loan forgiveness of $780,288, change of deferred tax of $1,278 and changes in current assets and liabilities of $279,647.

During the years ended September 30, 2022, and 2021, net cash used in investing activities were $15,653 and $15,389, respectively, and were a result of the purchase of computers and office equipment.

During the year ended September 30, 2022, the Company did not have any cash flow activity from financing activities and September 30, 2021, we received $478,538 related to amounts received under the Paycheck Protection Program.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2022, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

This annual report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Report of Independent Registered Public Accounting Firm – Prager Metis CPAs LLC

Consolidated Balance Sheets at September 30, 2022, and 2021

Consolidated Statements of Operations for the years ended September 30, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2022, and 2021

Consolidated Statements of Cash Flows for the years ended September 30, 2022, and 2021

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of January 13, 2023.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	63	Director, Chief Executive Officer
Michael Gelfond	50	Executive Vice President
Ricardo Rios	46	Senior Vice President

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

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our Board of Directors will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were included in our previous filings with the SEC on Forms 10-K and 8-K. A copy of our bylaws will be provided upon written request to the Chief Executive Officer at Mastermind, Inc., 2221 Peachtree Rd. NE, Suite D-134, Atlanta, GA 30309.

Code of Ethics

We currently have not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics and corporate governance program as working capital allows.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2022.

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

Item 11. Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2022 and 2021 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2022, and 2021.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Daniel A. Dodson	2022	$36,000	$-	$-	$-	$342,985	$378,985
Chief Executive Officer	2021	36,000	-	-	-	282,324	318,324

Michael Gelfond	2022	$90,000	$-	$-	$-	$181,347	$271,347
Executive Vice President	2021	90,000	-	-	-	120,824	210,824

Ricardo Rios	2022	$90,000	$-	$-	$-	$134,833	$224,833
Senior Vice President	2021	90,000	-	-	-	122,539	212,539

(1) All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel A. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a)	Daniel A. Dodson: Consulting fees of $324,000 and $264,000, and wages of $36,000 and $36,000 for the fiscal years ended September 30, 2022, and 2021, respectively.

b)	Michael Gelfond: Consulting fees of $180,500 and $120,000, and wages of $90,000 and $90,000 for the fiscal years ended September 30, 2022, and 2021, respectively.

c)	Ricardo Rios: Consulting fees of $110,900 and $100,900, and wages of $90,000 and $90,000 for the fiscal years ended September 30, 2022, and 2021, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. The Company is considering entering into agreements with key executives in fiscal year 2023.

Outstanding Equity Award During Fiscal 2022

None.

Option Exercises and Stock Vested During Fiscal 2022

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of January 13, 2023, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

The business address of each person listed below is c/o Mastermind Marketing, Inc., 2221 Peachtree Rd. NE, Suite D-134, Atlanta, GA 30309.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $60,000 for the years ended September 30, 2022, and 2021, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the Lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the Lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the fiscal years ended September 30, 2022, and 2021, we made lease payments of $154,267 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease (Note 8). Subsequent to September 30, 2022, the Company and the landlord agreed to terminate the lease agreement as of December 31, 2022 with no penalties or additional payments required (Note 12).

During the fiscal years ended September 30, 2022, and 2021, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2022 and 2021 aggregating $875,165 and $741,687, respectively. As of September 30, 2022 and 2021, we owed $0 and $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related parties on the consolidated balance sheets herein. During the fiscal year ended September 30, 2022, the $100,000 owed as of September 30, 2021 was paid in full.

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2022.

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

Director’s Compensation

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2022 and 2021.

	Fiscal Years Ended September 30,
Fee Category	2022	2021
Prager Metis CPAs LLC Audit fees	$48,500	$40,500
Other audit related fees	-	-
Tax fees	8,650	3,500
Total fees	$57,150	$44,000

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

Mastermind, Inc.
Date: January 13, 2023	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Daniel A. Dodson Daniel A. Dodson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2023

MASTERMIND, INC.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastermind, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company follow ASU 2014-09, Revenue from Contracts with Customers (Topic 606) with regards to its revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company makes judgements and estimates based on the amount of time and billings relating to each contract, as it relates to the total estimated time to complete the contract. Revenues are primarily generated from the Company's involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on the balance sheet until the earnings process has been completed and revenue is then recognized. Similarly, advanced services are recorded as unbilled receivables on the balance sheet when the earnings process has been completed and revenue is recognized before related invoices have been issued to customers. In all cases, the Company evaluates involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process in accordance with ASU 2014-09

How the Critical Audit Matter Was Addressed in the Audit

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Firm ID#273

Hackensack, New Jersey

January 13, 2023

Mastermind, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,735,140	$1,075,188
Accounts receivable	349,233	1,261,183
Unbilled receivables	1,137,078	-
Prepaid expenses and other current assets	27,451	31,266
Income tax receivable	77,477	77,477
Total Current Assets	3,326,379	2,445,114

Right-of-use asset, net	153,816	262,097
Property and equipment, net	52,004	59,495
TOTAL ASSETS	$3,532,199	$2,766,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,263	$157,994
Accounts payable and accrued expenses, related party	-	100,000
Unearned revenues	328,081	59,326
Lease obligation, current	114,389	108,281
Total Current Liabilities	551,733	425,601

Lease obligation, net of current portion	39,427	153,816
Deferred tax liabilities	246,705	168,174
Total Liabilities	837,865	747,591

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value;
34,505,520 shares issued and outstanding	34,506	34,506
Common stock to be issued; 0 and 135,000 shares as of September 30, 2022 and 2021, respectively	-	135
Additional paid in capital	62,865	76,230
Retained earnings	2,596,963	1,908,244
Total Stockholders' Equity	2,694,334	2,019,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,532,199	$2,766,706

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

	Years Ended
	September 30,
	2022	2021

Revenues	$4,540,060	$3,827,721
Cost of revenues	1,534,398	1,498,525
Gross profit	3,005,662	2,329,196

Operating Expenses:
Management consulting	615,400	484,900
Professional fees	328,237	136,115
Wages and benefits	700,367	986,221
General and administrative	623,365	737,365
Total Operating Expenses	2,267,369	2,344,601
Income (loss) from operations	738,293	(15,405)

Other Income
Interest income	1,697	1,857
Gain on PPP loan forgiveness	-	780,288
Total other income	1,697	782,145

Income before provision (benefit) for income taxes	739,990	766,740
Provision (benefit) for income taxes	51,271	(528)
Net income	$688,719	$767,268

Basic and diluted income per common share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding
Basic	34,505,520	34,338,506
Diluted	34,505,520	34,647,863

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2022 and 2021

			Common Stock to be
	Common Stock		issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity
Balance - September 30, 2020	33,870,520	$33,871	-	$-	$-	$1,140,976	$1,174,847

Shares of common stock issued and to be issued for services	635,000	635	135,000	135	76,230	-	77,000
Net income	-	-	-	-	-	767,268	767,268
Balance - September 30, 2021	34,505,520	34,506	135,000	135	76,230	1,908,244	2,019,115

Reversal of common stock to be issued for services	-	-	(135,000)	(135)	(13,365)	-	(13,500)
Net income	-	-	-	-	-	688,719	688,719
Balance - September 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,596,963	$2,694,334

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net income	$688,719	$767,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on PPP loan forgiveness	-	(780,288)
(Reversal of) Stock based compensation	(13,500)	77,000
Depreciation	23,144	21,722
Deferred tax	78,531	(1,278)
Changes in operating assets and liabilities:
Accounts receivable	911,950	(513,711)
Unbilled receivables	(1,137,078)	40,019
Income tax receivable	-	40,233
Prepaid expenses and other current assets	3,815	142,158
Accounts payable and accrued expenses	(48,731)	34,778
Accounts payable and accrued expenses, related party	(100,000)	-
Unearned revenues	268,755	(23,124)
Net cash provided by (used in) operating activities	675,605	(195,223)

Cash flows from investing activities:
Purchase of property and equipment	(15,653)	(15,389)
Net cash used in investing activities	(15,653)	(15,389)

Cash flows from financing activities:
Proceeds from PPP note payable	-	478,538
Net cash provided by financing activities	-	478,538

Net change in cash	659,952	267,926
Cash, beginning of year	1,075,188	807,262
Cash, end of year	$1,735,140	$1,075,188

Supplemental Cash Flow Information
Income taxes paid (refunded)	$(13,257)	$-
Interest paid	$-	$-

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2022 and 2021, we did not record any bad debts. As of September 30, 2022 and 2021, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

Unbilled Receivables

We perform various analyses to evaluate work performed that will give us future billings rights under current contracts with customers on jobs in progress. Under our revenue recognition policy and proportional revenue recognition, we recognize advanced services based on the buildup of cost related to these jobs in progress as unbilled receivables on our balance sheet when the earnings process has been completed and revenue is recognized before related invoices have been issued to our customers.

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

Revenue Recognition

Revenue is recognized in accordance with the Accounting Standards Codification 606, “Revenue from Contracts with Customers,” recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Our revenues are primarily generated from our involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on our balance sheet until the earnings process has been completed and revenue is then recognized. Similarly, advanced services are recorded as unbilled receivables on our balance sheet when the earnings process has been completed and revenue is recognized before related invoices have been issued to our customers. In all cases, we evaluate involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process to recognize revenues as defined in Topic 606. Topic 606 defines contracts as written, oral and through customary business practice. Under this definition, we consider contracts to be created at the time that an order to provide services is agreed upon regardless of whether or not there is a written contract.

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

Leases

The Company accounts for leases under ASC 842, “Leases”. The Company assesses whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease Right-of-use assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate of 5.5%, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to a straight-line basis over the lease term and is included in rent in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2022, and 2021, there has not been any impairment of long-lived assets.

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

Basic and Diluted Net Income Per Common Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and as if converted method. Dilutive potential common shares include outstanding stock options.

For the years ended September 30, 2022 and 2021, respectively, the following common stock equivalents were potentially dilutive.

	Years Ended
	September 30,
	2022	2021
Stock options	-	525,667
	-	525,667

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. See Note 3 for additional information.

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

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $60,000 and $60,000 for the years ended September 30, 2022 and 2021, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the years ended September 30, 2022, and 2021, we made lease payments of $154,267 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease (Note 8). Subsequent to September 30, 2022, the Company and the landlord agreed to terminate the lease agreement as of December 31, 2022 with no penalties or additional payments required (Note 12).

During the fiscal years ended September 30, 2022, and 2021, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2022 and 2021 aggregating $875,165 and $741,687, respectively. As of September 30, 2022 and 2021, we owed $0 and $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related parties on the consolidated balance sheets herein. During the fiscal year ended September 30, 2022, the $100,000 owed as of September 30, 2021 was paid in full.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	September 30,
	2022	2021
Furniture, fixtures and office equipment	$161,640	$145,987
Leasehold improvements	73,795	73,795
Property and equipment, gross	235,435	219,782
Less: accumulated depreciation	(183,431))	(160,287)
Property and equipment, net	$52,004	$59,495

Depreciation expense for the fiscal years ended September 30, 2022 and 2021, was $23,144 and $21,722, respectively.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $60,000 and $60,000 for the years ended September 30, 2022 and 2021, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2023	$60,000
2024	60,000
2025	60,000
2026	120,000
2027	120,000
Thereafter	1,440,000
$1,860,000

6. PPP Loan Forgiveness

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

7. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the years ended September 30, 2022, and 2021, the Company recorded rent expense of $154,267 and $239,273, respectively.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the year ended September 30, 2020, upon adoption of ASC Topic 842 for the 10-year commercial lease with 1450 West Peachtree, LLC for our leased office space, the Company recorded right-of-use assets and lease liabilities of $461,740.

The Right-of-use assets are summarized below:

	September 30,	September 30,
	2022[1]	2021
Office Lease	$461,740	$461,740
Less accumulated amortization	(307,924)	(199,643)
Right-of-use, net	$153,816	$262,097

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

	September 30,	September 30,
	2022[1]	2021
Lease liability	$153,816	$262,097
Less: current portion	(114,389)	(108,281)
Long term portion	$39,427	$153,816

The maturities of lease liabilities are summarized below:

As of
September 30,
2022[1]
2023	$120,000
2024	40,000
Total future minimum lease payments	160,000
Less imputed interest	(6,184)
PV of Payments	$153,816

1Subsequent to September 30, 2022, the Company and the landlord agreed to terminate the lease agreement as of December 31, 2022 with no penalties or additional payments required (Note 12).

8. Commitments and Contingencies

Operating Lease

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the lease is 10 years from the date of the agreement and provides for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the fiscal years ended September 30, 2022, and 2021, we made lease payments of $154,267 and $120,000, respectively, in satisfaction of our obligation pursuant to the Lease.

The Lease provides for the following total lease commitments pursuant to the Lease and we have also provided our expected portion of the lease commitments based on the updated verbal agreement with the landlord (without consideration of early termination of the Lease in the subsequent period as discussed below):

	Total Lease	Expected Lease
Fiscal Years Ending September 30,	Commitment[1]	Commitment
2023	$384,000	$177,681
2024	97,500	45,419
	$481,500	$223,100

1Subsequent to September 30, 2022, the Company and the landlord agreed to terminate the lease agreement as of December 31, 2022 with no penalties or additional payments required (Note 12). The expected lease payments for period from October 1, 2022 to lease termination date of December 31, 2022 would be $41,422.

Litigation

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

Other than the above we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

9. Income Taxes

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

There were no unrecognized material tax benefits at September 30, 2022, and 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the years ended September 30, 2022 and 2021:

	2022	2021
Statutory federal tax rate	21.00%	21.00%
State income tax rate	5.45%	5.70%
Permanent differences	(19.52)%	(26.70)%
Effective tax rate	6.93%	0.00%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following at September 30,

	2022	2021
Deferred Tax Assets:
Future net operating loss benefit	$(65,116)	$116,515
Current liabilities	27,589	65,144
Deferred tax assets	(37,527)	181,659
Deferred Tax Liabilities:
Current assets	95,112	326,343
Deferred depreciation	114,066	23,490
Deferred tax liabilities	209,178	349,833
Net deferred tax liabilities	$246,705	$168,174

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

As of September 30, 2022, the Company has no net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

10. Stockholders’ Equity

Preferred Stock

As of September 30, 2022 and 2021, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of September 30, 2022 and 2021.

Common Stock

As of September 30, 2022 and 2021, we were authorized to issue a total of 125,000,000 shares of common stock. As of September 30, 2022, and 2021, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2022, the Company did not issue any shares of common stock.

During the year ended September 30, 2021, the Company issued 635,000 shares of restricted common stock to three consultants in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share.

Common Stock to be Issued

As per a vendor agreement entered into in October 2019, the Company paid in January of 2021 235,000 shares as compensation. The Company thereafter accrued 15,000 shares of $1,500 as common stock to be issued per month. As of September 30, 2022, the Company and the vendor have agreed that the total accrued shares of 225,000 valued at $22,500 (including 135,000 shares of $13,500 previously accrued as of September 30, 2021) are not payable and have been reversed. No further share issuances or accruals for the agreement are required.

Dividends

During the years ended September 30, 2022 and 2021, there were no dividends declared or paid.

Common Stock Options

As of September 30, 2022 there were no stock options outstanding or exercisable.  As of September 30, 2022 the 525,667 options held by our former chief executive officer and sole director expired unexercised.

As of September 30, 2021, there were fully-vested, non-qualified stock options exercisable by our former chief executive officer and sole director into 525,667 shares of our common stock at an exercise price of $0.15 per share with an expiration date of November 20, 2021.

There were no stock options exercised or issued during the years ended September 30, 2022 and 2021.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was also adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of September 30, 2022 and 2021.

11. Concentration of Credit Risk and Major Customers

For the fiscal year ended September 30, 2022, three customers represented approximately 42%, 34% and 16%, respectively, of our total revenues. As of September 30, 2022, three customers represented approximately 44%, 34% and 17%, respectively of our outstanding accounts receivable and unbilled receivables.

For the fiscal year ended September 30, 2021, three customers represented approximately 35%, 30% and 20%, respectively, of our total revenues. As of September 30, 2021, two customers represented approximately 79% and 11%, respectively of our outstanding accounts receivable and unbilled receivables.

12. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that the below event warrants disclosure or recognition in the consolidated financial statements presented herein.

Subsequent to September 30, 2022, the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. The Company has adopted a fully remote work environment and no replacement office space is planned for.

