Form 10-Q
period 2022-12-31
MASTERMIND, INC.
filed 2023-02-21
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 21, 2023, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,712,771	$1,735,140
Accounts receivable	438,085	349,233
Unbilled receivables	1,132,189	1,137,078
Prepaid expenses and other current assets	31,386	27,451
Income tax receivable	77,477	77,477
Total Current Assets	3,391,908	3,326,379

Right-of-use asset, net	-	153,816
Property and equipment, net	40,845	52,004
TOTAL ASSETS	$3,432,753	$3,532,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,140	$109,263
Unearned revenues	371,755	328,081
Lease obligation, current	-	114,389
Total Current Liabilities	454,895	551,733

Lease obligation, net of current portion	-	39,427
Deferred tax liabilities	297,182	246,705
Total Liabilities	752,077	837,865

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,583,305	2,596,963
Total Stockholders' Equity	2,680,676	2,694,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,432,753	$3,532,199

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021

Revenues	$1,041,847	$857,114
Cost of revenues	420,592	323,657
Gross profit	621,255	533,457

Operating Expenses:
Management consulting	210,725	96,225
Wages and benefits	189,909	198,957
General and administrative	176,458	176,064
Total Operating Expenses	577,092	471,246
Income from operations	44,163	62,211

Other Income (Expense)
Interest income	1,265	607
Loss on disposal of leasehold improvements	(8,609)	-
Total other income (expense)	(7,344)	607

Income before provision for income taxes	36,819	62,818
Provision for income taxes	50,477	16,383
Net income (loss)	$(13,658)	$46,435

Basic and diluted income (loss) per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520
Diluted	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended December 31, 2022 and 2021

(Unaudited)

	Common Stock		Common Stock to be issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity

Balance - September 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,596,963	$2,694,334
Net loss	-	-	-	-	-	(13,658)	(13,658)
Balance - December 31, 2022	34,505,520	$34,506	-	$-	$62,865	$2,583,305	$2,680,676

	Common Stock		Common Stock to be issued		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity

Balance - September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115
Shares of common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	46,435	46,435
Balance - December 31, 2021	34,505,520	$34,506	180,000	$180	$80,685	$1,954,679	$2,070,050

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(13,658)	$46,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	-	4,500
Depreciation	5,970	5,518
Loss on disposal of leasehold improvements	8,609	-
Deferred tax	50,477	16,383
Changes in operating assets and liabilities:
Accounts receivable	(88,852)	(48,397)
Unbilled receivables	4,889	-
Prepaid expenses and other current assets	(3,935)	(28,452)
Accounts payable and accrued expenses	(26,123)	(116,300)
Accounts payable and accrued expenses, related party	-	(100,000)
Unearned revenues	43,674	286,195
Net cash provided by (used in) operating activities	(18,949)	65,882

Cash flows from investing activities:
Purchase of property and equipment	(3,420)	-
Net cash used in investing activities	(3,420)	-

Net change in cash	(22,369)	65,882
Cash, beginning of period	1,735,140	1,075,188
Cash, end of period	$1,712,771	$1,141,070

Supplemental Cash Flow Information
Income taxes paid	$1,417	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

Mastermind, Inc. (the “Company”, “we”, “us”, or the “organization”) is an involvement marketing service agency that designs, creates and develops branding and marketing campaigns, primarily for large corporate clients with well-known brands. We specialize in customer conversion initiatives that we believe facilitate the involvement of more of the “right customers” with the brands of our clients. We focus on converting prospects to customers. Our programs can take on various forms, including creating and managing content marketing, influencer marketing, social marketing/community management, digital issues management communications, promotions, Augmented Reality Marketing, and UX Analytics & Digital Intelligence.

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three months ended December 31, 2022 and cash flows for the three months ended December 31, 2022, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2022 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three months ended December 31, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $15,000 for the three months ended December 31, 2022 and 2021, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the original lease was for 10 years from the date of the agreement. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. The Company has adopted a fully remote work environment and no replacement office space is planned for.  During the three months ended December 31, 2022, and 2021, we made lease payments of $41,422 and $30,000, respectively, in satisfaction of our obligation pursuant to the Lease (Note 6).

During the three months ended December 31, 2022, and 2021, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three months ended December 31, 2022 and 2021, aggregating $274,840 and $161,224, respectively. As of December 31, 2022 and September 30, 2022, we owed $0 to our three majority stockholders for consulting services.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2022	2022
Furniture, fixtures and office equipment	$165,060	$161,640
Leasehold improvements	-	73,795
Property and equipment, gross	165,060	235,435
Less: accumulated depreciation	(124,215)	(183,431)
Property and equipment, net	$40,845	$52,004

Depreciation expense for the three months ended December 31, 2022 and 2021, was $5,970 and $5,518, respectively.

As of December 31, 2022, the lease pertaining to the leasehold improvements was terminated (Note 6) and the leasehold improvements were written off resulting in a loss on disposition of $8,609 included in other income (expense).

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $15,000 for the three months ended December 31, 2022, and 2021, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2023	$60,000
2024	60,000
2025	60,000
2026	120,000
2027	120,000
Thereafter	1,440,000
$1,860,000

6. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the three months ended December 31, 2022, and 2021, the Company recorded rent expense of $41,422 and $30,000, respectively.

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

During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. The Company has adopted a fully remote work environment and no replacement office space is planned for.

The Right-of-use assets are summarized below:

	December 31,	September 30,
	2022	2022
Office Lease	$-	$461,740
Less accumulated amortization	-	(307,924)
Right-of-use, net	$-	$153,816

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

	December 31,	September 30,
	2022	2022
Lease liability	$-	$153,816
Less: current portion	-	(114,389)
Long term portion	$-	$39,427

7. Commitments and Contingencies

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

There were no unrecognized material tax benefits at December 31, 2022, and September 30, 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

The Company files it’s income tax returns on the cash basis of accounting utilizing a December 31 tax year end. Deferred tax assets relating to current liabilities result from accounts payable and accrued expenses and unearned revenues which are not currently deductible for tax purposes. Deferred tax liabilities relating to current assets result from accounts receivables, unbilled receivables and prepaid expenses which are not currently recognized as income for tax reporting purposes.

As of December 31, 2022, the Company has no net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

9. Stockholders’ Equity

Preferred Stock

As of December 31, 2022, and September 30, 2022, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of December 31, 2022, and September 30, 2022.

Common Stock

As of December 31, 2022, and September 30, 2022, we were authorized to issue a total of 125,000,000 shares of common stock. As of December 31, 2022, and September 30, 2022, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Dividends

During the three months ended December 31, 2022 and 2021, there were no dividends declared or paid.

Common Stock Options

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of December 31, 2022 and September 30, 2022.

10. Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2022, three customers represented approximately 49%, 31% and 14%, respectively, of our total revenues. As of December 31, 2022, three customers represented approximately 60%, 25% and 12%, respectively of our outstanding accounts receivable and unbilled receivables.

For the three months ended December 31, 2021, three customers represented approximately 55%, 26%, and 14%, respectively, of our total revenues.

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

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios below). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2022.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal years ended September 30, 2022. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2022 vs. December 31, 2021

	Three Months Ended
	December 31,
	2022	2021	Change	%
Revenues	$1,041,847	$857,114	$184,733	21.6%
Cost of revenues	420,592	323,657	96,935	29.9%
Gross profit	621,255	533,457	87,798	16.5%
Operating expenses
Management consulting	210,725	96,225	114,500	119%
Wages and benefits	189,909	198,957	(9,048)	(4.5)%
General and administrative	176,458	176,064	394	0.2%
Total operating expenses	577,092	471,246	105,846	22.5%
Income from operations	44,163	62,211	(18,048)	(29.0)%
Other income (expense)
Interest income	1,265	607	658	108.4%
Loss on disposal of leasehold improvements	(8,609)	-	(8,609)	-
Total other income (expense)	(7,344)	607	(7,951)	(1,309.9)%
Income before provision for income taxes	$36,819	$62,818	$(25,999)	(41.4)%

Revenues

Revenues for the three months ended December 31, 2022 were $1,041,847 as compared with $857,114 for the comparable prior year period, an increase of 184,733 or 21.6%. The increase is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended December 31, 2022 was $621,255 or 59.6% of revenues, compared with $533,457 or 62.2% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher revenues in the current period. The decrease in gross margin percentage is primarily a result of the Company having fewer projects with lower direct expenses achieving billing milestones in the three months ended December 31, 2022, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc. Gross margin will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended December 31, 2022 were $577,092 as compared with $471,246 for the comparable prior year period, an increase of $105,846 or 22.5%. The increase was primarily a result of an increase in management consulting of $114,500 due to distribution to three members of $110,000 in current period as compared to $0 distribution for the comparable prior year period. The distribution is usually decided based on a combination of the Company’s operation results and performance of the Company's management group and their respective member companies. There was also a decrease in wages and benefits of $9,048 and an increase of other general and administrative costs of $394. Professional fees (including public company expenses), as part of general and administrative costs, remained relatively consistent increasing by $1,862.

Income from Operations

Income from Operations for the three months ended December 31, 2022 decreased by $18,048 as compared to the same period in the prior year. The decrease was primarily related to the increase in management consulting of $114,500, offsetting by the increase in gross profit dollars of $87,798.

Other Income and Expense

Other income and expense, net for the three months ended December 31, 2022 was an expense of $7,344 as compared to income of $607 for the comparable prior year period.  The expense was primarily due to the loss on disposition of the leasehold improvements upon the early termination of the lease.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended December 31, 2022 was $36,819 as compared to $62,818 for the comparable prior year period.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2022 was $50,477 as compared to $16,383 for the comparable prior year period.  The increase is primarily due to changes in unbilled receivables, unearned revenues, updates for disposition of leasehold improvements and other capital asset updates. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	December 31,	September 30,
	2022	2022	Change	%
Cash	$1,712,771	$1,735,140	$(22,369)	(1.3)%

Current assets	$3,391,908	$3,326,379	$65,529	2.0%
Current liabilities	$454,895	$551,733	$(96,838)	(17.6)%
Working capital	$2,937,013	$2,774,646	$162,367	5.9%

As of December 31, 2022, we had cash of $1,712,771, a decrease of $22,369, or 1.3% when compared with a balance of $1,735,140 as of September 30, 2022.

	Three Months Ended
	December 31,
	2022	2021	Change	%
Cash provided by (used in) operating activities	$(18,949)	$65,882	$(84,831)	(129)%
Cash used in investing activities	$(3,420)	$-	$(3,420)	-
Net Change in Cash During Period	$(22,369)	$65,882	$(88,251)	(134)%

During the three months ended December 31, 2022, $18,949 was used in operating activities as compared with net cash provided by operating activities of $65,882 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net loss, loss on disposition of assets, depreciation expense, change of deferred tax and changes in current assets and liabilities of $70,347.

During the three months ended December 31, 2021, $65,882 was provided by operating activities, which were a result of the net income, stock compensation expense, depreciation expense, change of deferred tax and changes in current assets and liabilities of $6,954.

During the three months ended December 31, 2022 we purchased $3,420 in computer equipment, and during the three months ended December 31, 2021, there were no investing activities.

During the three months ended December 31, 2022, and 2021, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of December 31, 2022, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

___________

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

Mastermind, Inc.

Date: February 21, 2023	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

