Form 10-Q
period 2023-03-31
MASTERMIND, INC.
filed 2023-05-15
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,388,054	$1,735,140
Accounts receivable	656,041	349,233
Unbilled receivables	1,411,622	1,137,078
Prepaid expenses and other current assets	73,251	27,451
Income tax receivable	77,477	77,477
Total Current Assets	3,606,445	3,326,379

Right-of-use asset, net	-	153,816
Property and equipment, net	38,849	52,004
TOTAL ASSETS	$3,645,294	$3,532,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145,549	$109,263
Unearned revenues	359,898	328,081
Lease obligation, current	-	114,389
Total Current Liabilities	505,447	551,733

Lease obligation, net of current portion	-	39,427
Deferred tax liabilities	341,053	246,705
Total Liabilities	846,500	837,865

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value;
34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,701,423	2,596,963
Total Stockholders’ Equity	2,798,794	2,694,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,645,294	$3,532,199

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$1,136,958	$1,077,918	$2,178,805	$1,935,032
Cost of revenues	425,141	401,038	845,733	724,695
Gross profit	711,817	676,880	1,333,072	1,210,337

Operating Expenses:
Management consulting	210,625	197,725	421,350	293,950
Wages and benefits	186,944	173,589	376,853	372,546
General and administrative	155,943	249,431	332,401	425,495
Total Operating Expenses	553,512	620,745	1,130,604	1,091,991
Income from operations	158,305	56,135	202,468	118,346

Other Income (Expense)
Interest income	4,013	702	5,278	1,309
Loss on disposal of property and equipment	(329)	-	(8,938)	-
Total other income (expense)	3,684	702	(3,660)	1,309

Income before provision (benefit) for income taxes	161,989	56,837	198,808	119,655
Provision (benefit) for income taxes	43,871	(12,408)	94,348	3,975
Net income	$118,118	$69,245	$104,460	$115,680

Basic and diluted income per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520	34,505,520	34,505,520
Diluted	34,505,520	34,505,520	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Common Stock to be issued		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - September 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,596,963	$2,694,334
Net loss	-	-	-	-	-	(13,658)	(13,658)
Balance - December 31, 2022	34,505,520	34,506	-	-	62,865	2,583,305	2,680,676
Net income	-	-	-	-	-	118,118	118,118
Balance - March 31, 2023	34,505,520	$34,506	-	$-	$62,865	$2,701,423	$2,798,794

	Common Stock		Common Stock to be issued		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115
Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	46,435	46,435
Balance - December 31, 2021	34,505,520	34,506	180,000	180	80,685	1,954,679	2,070,050
Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	69,245	69,245
Balance - March 31, 2022	34,505,520	$34,506	225,000	$225	$85,140	$2,023,924	$2,143,795

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$104,460	$115,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	-	9,000
Depreciation	9,845	11,037
Loss on disposal of property and equipment	8,938	-
Deferred tax	94,348	31,235
Changes in operating assets and liabilities:
Accounts receivable	(306,808)	594,486
Unbilled receivables	(274,544)	(15,026)
Income tax receivable	-	(27,260)
Prepaid expenses and other current assets	(45,800)	(93,641)
Accounts payable and accrued expenses	36,286	(89,772)
Accounts payable and accrued expenses, related party	-	(100,000)
Unearned revenues	31,817	(4,341)
Net cash provided by (used in) operating activities	(341,458)	431,398

Cash flows from investing activities:
Proceeds from sale of equipment	1,200	-
Purchase of property and equipment	(6,828)	(1,764)
Net cash used in investing activities	(5,628)	(1,764)

Net change in cash	(347,086)	429,634
Cash, beginning of period	1,735,140	1,075,188
Cash, end of period	$1,388,054	$1,504,822

Supplemental Cash Flow Information
Income taxes paid	$1,417	$-
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended March 31, 2023 and cash flows for the six months ended March 31, 2023, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2022 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and six months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses related to the license of $15,000 and $30,000 for the three and six months ended March 31, 2023 and 2022, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the original lease was for 10 years from the date of the agreement. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects.  These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for.  During the three and six months ended March 31, 2023 we made lease payments of $0 and $41,422, respectively, and for the three and six months ended March 31, 2022 $41,422 and $71,422 in satisfaction of our obligation pursuant to the Lease (Note 6).

During the three and six months ended March 31, 2023, and 2022, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and six months ended March 31, 2023, aggregating $275,730 and $551,559 and for the three and six months ended March 31, 2022, aggregating $262,725 and $423,949, respectively. As of March 31, 2023 and September 30, 2022, we owed $0 to our three majority stockholders for consulting services.

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	September 30,
	2023	2022
Furniture, fixtures and office equipment	$83,065	$161,640
Leasehold improvements	-	73,795
Property and equipment, gross	83,065	235,435
Less: accumulated depreciation	(44,216)	(183,431)
Property and equipment, net	$38,849	$52,004

Depreciation expense for the three and six months ended March 31, 2023 were $3,875 and $9,845, respectively and for the three and six months ended March 31, 2022 were $5,519 and $11,037, respectively.

As of December 31, 2022, the lease pertaining to the leasehold improvements was terminated (Note 6) and the $73,795 cost of leasehold improvements were written off resulting in a loss on disposal of $8,609 included in other income (expense).

During the period ended March 31, 2023, the Company disposed of equipment with a total cost of $85,403 consisting of $83,639 of fully amortized equipment and $1,764 of equipment for $1,200 in cash due to an insurance payout, for a loss on disposal of $329 included in other income (expense).

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded expenses of $15,000 and $30,000 for the three and six months ended March 31, 2023, and 2022, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2023	$60,000
2024	60,000
2025	60,000
2026	120,000
2027	120,000
Thereafter	1,440,000
$1,860,000

6. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the three and six months ended March 31, 2023, the Company recorded rent expense of $0 and $41,422, respectively and for the three and six months ended March 31, 2022, the Company recorded rent expense of $41,422 and $71,422, respectively.

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

During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects.  These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for.

The Right-of-use assets are summarized below:

	March 31,	September 30,
	2023	2022
Office Lease	$-	$461,740
Less accumulated amortization	-	(307,924)
Right-of-use, net	$-	$153,816

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

	March 31,	September 30,
	2023	2022
Lease liability	$-	$153,816
Less: current portion	-	(114,389)
Long term portion	$-	$39,427

7. Commitments and Contingencies

              Litigation

On February 11, 2022, a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Eastern District of Pennsylvania. The Complaint named Mastermind, Inc. (“the Company”) and Daniel Dodson, the Company’s Chief Executive Officer, (the “CEO”). The Company and the CEO are collectively referred to herein as “Defendants”. The Complaint includes alleged breach of contract and alleged breach of implied contract by the Defendants related to the Plaintiff’s allegations that he was entitled to 3,000,000 shares of common stock of the Company from the reverse merger transaction completed on February 14, 2018. The Defendants successfully had the Complaint transferred to the United States District Court for the Northern District of Georgia.  The Defendants will contest the complaint and believe they will prevail.

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

There were no unrecognized material tax benefits at March 31, 2023, and September 30, 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

The Company files its income tax returns on the cash basis of accounting utilizing a December 31 tax year end. Deferred tax assets relating to current liabilities result from accounts payable and accrued expenses and unearned revenues which are not currently deductible for tax purposes. Deferred tax liabilities relating to current assets result from accounts receivables, unbilled receivables and prepaid expenses which are not currently recognized as income for tax reporting purposes.

As of March 31, 2023, the Company has no net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

9. Stockholders’ Equity

Preferred Stock

As of March 31, 2023, and September 30, 2022, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2023, and September 30, 2022.

Common Stock

As of March 31, 2023, and September 30, 2022, we were authorized to issue a total of 125,000,000 shares of common stock. As of March 31, 2023, and September 30, 2022, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Dividends

During the three and six months ended March 31, 2023 and 2022, there were no dividends declared or paid.

Common Stock Options

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of March 31, 2023 and September 30, 2022.

10. Concentration of Credit Risk and Major Customers

For the three months ended March 31, 2023, three customers represented approximately 42%, 34% and 21%, respectively, of our total revenues. For the six months ended March 31, 2023, three customers represented approximately 35%, 32% and 29%, respectively, of our total revenues. As of March 31, 2023, three customers represented approximately 55%, 29% and 16%, respectively of our outstanding accounts receivable and unbilled receivables.

For the three months ended March 31, 2022, three customers represented approximately 39%, 39% and 20%, respectively, of our total revenues. For the six months ended March 31, 2022, three customers represented approximately 46%, 33% and 17%, respectively, of our total revenues.

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

Overview

Mastermind, Inc. is a digital marketing agency that plans, executes and analyzes digital marketing initiatives for clients in numerous industries including Fashion, Automotive, Spirits & Beer, Business-to-business, Consumer Electronics, Banking & Financial Services, Consumer Packaged Goods, Food & Beverage, Healthcare, Home Improvement, Restaurants, Retail, Technology, and Communications. Mastermind offers a unique approach to digital and social marketing called Involvement Marketing (IM). IM is aimed at involving more people with each clients’ brand in ways that inspire them to take an action (e.g.- becoming aware of the brand, trying it, purchasing more of it, and/or even becoming an advocate for the brand through social media). Mastermind’s Involvement Marketing initiatives encompass anyone, or combination of tactics including Content Marketing, Digital/Mobile Marketing, Influencer Marketing, Social Marketing & Community Management, Promotion Marketing, Digital/Social Issues Management, UX Analytics & Digital Intelligence, and Augmented Reality Marketing.

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2022.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2022. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2023 vs. March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenues	$1,136,958	$1,077,918	$59,040	5.5%
Cost of revenues	425,141	401,038	24,103	6.0%
Gross Profit	711,817	676,880	34,937	5.2%
Operating expenses
Management consulting	210,625	197,725	12,900	6.5%
Wages and benefits	186,944	173,589	13,355	7.7%
General and administrative	155,943	249,431	(93,488)	(37.5%)
Total operating expenses	553,512	620,745	(67,233)	(10.8%)
Income from operations	158,305	56,135	102,170	182.0%
Other income (expense)
Interest income	4,013	702	3,311	471.7%
Loss on disposal of property and equipment	(329)	-	(329)	-
Total other income	3,684	702	2,982	424.8%
Income before provision for income taxes	$161,989	$56,837	$105,152	185.0%

Revenues

Revenues for the three months ended March 31, 2023 were $1,136,958 as compared with $1,077,918 for the comparable prior year period, an increase of $59,040 or 5.5%. The increase is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $711,817 or 62.6% of revenues, compared with $676,880 or 62.8% of revenues, for the comparable prior year period. The increase in gross profit dollars was due to higher revenues and customer projects in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with slightly higher direct expenses in the three months ended March 31, 2023, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 were $553,512 as compared with $620,745 for the comparable prior year period, a decrease of $67,233 or 10.8%. The decrease was primarily a result of a decrease in general and administrative expenses of $93,488, which primarily consisted of lower rent of $41,422, repairs and maintenance of $15,258 and utilities of $13,453 as a result of lease termination on December 31, 2022, offsetting by increases in wages and benefits of $13,355 and management consulting of $12,900 for distribution to three members. The distribution is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. Professional fees (including public company expenses), as part of general and administrative costs, decreased by $22,530.

Income from Operations

Income from Operations for the three months ended March 31, 2023 increased by $102,170 as compared to the same period in the prior year. The increase was primarily related to increased gross profit of $34,937 and a reduction in general and administrative expenses of $93,488.

Other Income and Expense

Other income and expense, net for the three months ended March 31, 2023 was an income of $3,684 as compared to income of $702 for the comparable prior year period.  The income was primarily due to interest income.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2023 was $161,989 as compared to $56,837 for the comparable prior year period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $43,871 as compared to a benefit of $12,408 for the comparable prior year period.  The increase in income taxes is primarily due to changes in unbilled receivables, unearned revenues and increased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Six Months Ended March 31, 2023 vs. March 31, 2022

	Six Months Ended
	March 31,
	2023	2022	Change	%
Revenues	$2,178,805	$1,935,032	$243,773	12.6%
Cost of revenues	845,733	724,695	121,038	16.7%
Gross Profit	1,333,072	1,210,337	122,735	10.1%
Operating expenses
Management consulting	421,350	293,950	127,400	43.3%
Wages and benefits	376,853	372,546	4,307	1.2%
General and administrative	332,401	425,495	(93,094)	(21.9%)
Total operating expenses	1,130,604	1,091,991	38,613	3.5%
Income from operations	202,468	118,346	84,122	71.1%
Other income (expense)
Interest income	5,278	1,309	3,969	303.2%
Loss on disposal of property and equipment	(8,938)	-	(8,938)	-
Total other income (expense)	(3,660)	1,309	(4,969)	(379.6%)
Income before provision for income taxes	$198,808	$119,655	$79,153	66.2%

Revenues

Revenues for the six months ended March 31, 2023, were $2,178,805 as compared with $1,935,032 for the comparable prior year period, an increase of $243,773 or 12.6%. The increase is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the six months ended March 31, 2023, was $1,333,072 or 61.2% of revenues, compared with $1,210,337 or 62.5% of revenues, for the comparable prior year period. The increase in gross profit dollars was a result of higher revenues in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the six months ended March 31, 2023, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.  Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the six months ended March 31, 2023 were $1,130,604 as compared with $1,091,991 for the comparable prior year period, an increase of $38,613 or 3.5%. The increase was primarily a result of an increase in management consulting of $127,400 offset by a reduction of general and administrative of $93,094, primarily consisting of lower rent expense of $30,000, repairs and maintenance of $25,677, and utilities of $26,322 as result of lease termination on December 31, 2022. Included in general and administrative costs were an increase in mergers and acquisitions costs of $31,200 and legal fees of $16,600. The increase in management consulting of $127,400 is due to distribution to three members of $421,350 in current period as compared to $293,950 distribution for the comparable prior year period. The distribution is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies.

Income from Operations

Income from Operations for the six months ended March 31, 2023 increased by $84,122 as compared to the same period in the prior year. The increase was primarily related to increased gross profit of $122,735 and a reduction in general and administrative expenses of $93,094.

Other Income and Expense

Other income and expense, net for the six months ended March 31, 2023 was an expense of $3,660 as compared to income of $1,309 for the comparable prior year period.  The expense of current period was primarily due to loss on disposal of property and equipment.

Income Before Provision for Income Taxes

Income before provision for income taxes for the six months ended March 31, 2023 was $198,808 as compared to $119,655 for the comparable prior year period.

Provision for Income Taxes

Provision for income taxes for the six months ended March 31, 2023 was $94,348 as compared to $3,975 for the comparable prior year period.  The increase in income taxes is primarily due to changes in unbilled receivables, unearned revenues and increased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	March 31,	September 30,
	2023	2022	Change	%
Cash	$1,388,054	$1,735,140	$(347,086)	(20.0%)

Current assets	$3,606,445	$3,326,379	$280,066	8.4%
Current liabilities	$505,447	$551,733	$(46,286)	(8.4%)
Working capital	$3,100,998	$2,774,646	$326,352	11.8%

As of March 31, 2023, we had cash of $1,388,054, a decrease of $347,086, or 20% when compared with a balance of $1,735,140 as of September 30, 2022.

	Six Months Ended
	March 31,
	2023	2022	Change	%
Cash provided by (used in) operating activities	$(341,458)	$431,398	$(772,856)	(179%)
Cash used in investing activities	$(5,628)	$(1,764)	$(3,864)	219%
Net Change in Cash During Period	$(347,086)	$429,634	$(776,720)	(181%)

During the six months ended March 31, 2023, $341,458 was used in operating activities as compared with net cash provided by operating activities of $431,398 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net income, loss on disposition of property and equipment, depreciation expense, change of deferred tax and changes in current assets and liabilities of $559,049.

During the six months ended March 31, 2022, $431,398 was provided by operating activities, which was a result of the net income, stock compensation expense, depreciation expense, change of deferred tax and changes in current assets and liabilities of $264,446.

During the six months ended March 31, 2023 we purchased $6,828 in computer equipment and received $1,200 in insurance payout on equipment, and during the six months ended March 31, 2022, we purchased $1,764 in computer equipment.

During the six months ended March 31, 2023, and 2022, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2023, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.

Date: May 15, 2023	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

