Form 10-Q
period 2023-06-30
MASTERMIND, INC.
filed 2023-08-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,189,583	$1,735,140
Accounts receivable	864,311	349,233
Unbilled receivables	1,420,071	1,137,078
Prepaid expenses and other current assets	43,374	27,451
Income tax receivable	77,477	77,477
Total Current Assets	3,594,816	3,326,379

Right-of-use asset, net	-	153,816
Property and equipment, net	38,491	52,004
TOTAL ASSETS	$3,633,307	$3,532,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,379	$109,263
Unearned revenues	271,271	328,081
Lease obligation, current	-	114,389
Total Current Liabilities	381,650	551,733

Lease obligation, net of current portion	-	39,427
Deferred tax liabilities	297,619	246,705
Total Liabilities	679,269	837,865

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value;
34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,856,667	2,596,963
Total Stockholders' Equity	2,954,038	2,694,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,633,307	$3,532,199

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$1,319,337	$1,456,013	$3,498,142	$3,391,045
Cost of revenues	533,278	392,618	1,379,011	1,117,313
Gross profit	786,059	1,063,395	2,119,131	2,273,732

Operating Expenses:
Management consulting	210,725	220,725	632,075	514,675
Wages and benefits	204,585	150,927	581,438	523,473
General and administrative	164,643	243,947	497,044	669,442
Total Operating Expenses	579,953	615,599	1,710,557	1,707,590
Income from operations	206,106	447,796	408,574	566,142

Other Income (Expense)
Interest income	6,559	930	11,837	2,239
Loss on disposal of property and equipment	-	-	(8,938)	-
Total other income	6,559	930	2,899	2,239

Income before provision for income taxes	212,665	448,726	411,473	568,381
Provision for income taxes	57,421	114,839	151,769	118,814
Net income	$155,244	$333,887	$259,704	$449,567

Basic and diluted income per common share
Basic and diluted	$0.00	$0.01	$0.01	$0.01

Weighted average number of common shares outstanding
Basic and diluted	34,505,520	34,505,520	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Common Stock to be issued		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - September 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,596,963	$2,694,334
Net loss	-	-	-	-	-	(13,658)	(13,658)
Balance - December 31, 2022	34,505,520	34,506	-	-	62,865	2,583,305	2,680,676
Net income	-	-	-	-	-	118,118	118,118
Balance - March 31, 2023	34,505,520	34,506	-	-	62,865	2,701,423	2,798,794
Net income	-	-	-	-	-	155,244	155,244
Balance - June 30, 2023	34,505,520	$34,506	-	$-	$62,865	$2,856,667	$2,954,038

	Common Stock		Common Stock to be issued		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115
Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	46,435	46,435
Balance - December 31, 2021	34,505,520	34,506	180,000	180	80,685	1,954,679	2,070,050
Common stock to be issued for services	-	-	45,000	45	4,455	-	4,500
Net income	-	-	-	-	-	69,245	69,245
Balance - March 31, 2022	34,505,520	34,506	225,000	225	85,140	2,023,924	2,143,795
Reversal of common stock to be issued for services	-	-	(225,000)	(225)	(22,275)	-	(22,500)
Net income	-	-	-	-	-	333,887	333,887
Balance - June 30, 2022	34,505,520	$34,506	-	$-	$62,865	$2,357,811	$2,455,182

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net income	$259,704	$449,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) Stock based compensation	-	(13,500)
Depreciation	13,623	16,643
Loss on disposal of property and equipment	8,938	-
Deferred tax	50,914	146,074
Changes in operating assets and liabilities:
Accounts receivable	(515,078)	797,145
Unbilled receivables	(282,993)	(456,447)
Prepaid expenses and other current assets	(15,923)	(34,387)
Accounts payable and accrued expenses	1,116	(97,193)
Accounts payable and accrued expenses, related party	-	20,000
Unearned revenues	(56,810)	78,934
Net cash provided by (used in) operating activities	(536,509)	906,836

Cash flows from investing activities:
Proceeds from sale of equipment	1,200	-
Purchase of property and equipment	(10,248)	(8,520)
Net cash used in investing activities	(9,048)	(8,520)

Net change in cash	(545,557)	898,316
Cash, beginning of period	1,735,140	1,075,188
Cash, end of period	$1,189,583	$1,973,504

Supplemental Cash Flow Information
Income taxes paid (refunded)	$102,272	$(18,228)
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and nine months ended June 30, 2023 and cash flows for the nine months ended June 30, 2023, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2022 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended June 30, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank.  As of June 30, 2023 and September 30, 2022, cash and cash equivalents consisted of the following:

	June 30,	September 30,
	2023	2022
Cash	$384,143	$1,030,707
Money Market Funds	805,440	704,433
	$1,189,583	$1,735,140

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2023, was approximately $121,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $69,000 for the three and nine months ended June 30, 2023 and $15,000 and $45,000 for the three and nine months ended June 30, 2022 (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the original lease was for 10 years from the date of the agreement. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects.  These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for.  During the three and nine months ended June 30, 2023 we made lease payments of $0 and $41,422, respectively, and for the three and nine months ended June 30, 2022 $41,423 and $112,845 in satisfaction of our obligation pursuant to the Lease (Note 6).

During the three and nine months ended June 30, 2023, and 2022, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and nine months ended June 30, 2023, aggregating $275,934 and $827,493 and for the three and nine months ended June 30, 2022, aggregating $285,759 and $709,708, respectively. As of June 30, 2023 and September 30, 2022, we owed $0 to our three majority stockholders for consulting services.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
	2023	2022
Furniture, fixtures and office equipment	$86,485	$161,640
Leasehold improvements	-	73,795
Property and equipment, gross	86,485	235,435
Less: accumulated depreciation	(47,994)	(183,431)
Property and equipment, net	$38,491	$52,004

Depreciation expense for the three and nine months ended June 30, 2023 were $3,778 and $13,623, respectively and for the three and nine months ended June 30, 2022 were $5,606 and $16,643, respectively.

As of December 31, 2022, the lease pertaining to the leasehold improvements was terminated (Note 6) and the $73,795 cost of leasehold improvements were written off resulting in a loss on disposal of $8,609 included in other income (expense).

During the nine months ended June 30, 2023, the Company disposed of equipment with a total cost of $85,403 consisting of $83,639 of fully amortized equipment and $1,764 of equipment for $1,200 in cash due to an insurance payout, for a loss on disposal of $329 included in other income (expense).

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $69,000 for the three and nine months ended June 30, 2023, and $15,000 and $45,000 for the three and nine months ended June 30, 2022, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2023	$60,000
2024	60,000
2025	60,000
2026	120,000
2027	120,000
Thereafter	1,440,000
$1,860,000

6. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the three and nine months ended June 30, 2023, the Company recorded rent expense of $0 and $41,422, respectively and for the three and nine months ended June 30, 2022, the Company recorded rent expense of $41,423 and $112,845, respectively.

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

The Right-of-use assets are summarized below:

	June 30,	September 30,
	2023	2022
Office Lease	$-	$461,740
Less accumulated amortization	-	(307,924)
Right-of-use, net	$-	$153,816

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

	June 30,	September 30,
	2023	2022
Lease liability	$-	$153,816
Less: current portion	-	(114,389)
Long term portion	$-	$39,427

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

There were no unrecognized material tax benefits at June 30, 2023, and September 30, 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of June 30, 2023, the Company has no net operating loss carryforwards that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

9. Stockholders’ Equity

Preferred Stock

As of June 30, 2023, and September 30, 2022, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of June 30, 2023, and September 30, 2022.

Common Stock

As of June 30, 2023, and September 30, 2022, we were authorized to issue a total of 125,000,000 shares of common stock. As of June 30, 2023, and September 30, 2022, there were 34,505,520 shares of common stock issued and outstanding, respectively.

Dividends

During the three and nine months ended June 30, 2023 and 2022, there were no dividends declared or paid.

Common Stock Options

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of June 30, 2023 and September 30, 2022.

10. Concentration of Credit Risk and Major Customers

For the three months ended June 30, 2023, three customers represented approximately 43%, 42% and 14%, respectively, of our total revenues. For the nine months ended June 30, 2023, three customers represented approximately 36%, 34% and 27%, respectively, of our total revenues. As of June 30, 2023, three customers represented approximately 44%, 37% and 19%, respectively of our outstanding accounts receivable and unbilled receivables. As of September 30, 2022, three customers represented approximately 44%, 34% and 17%, respectively of our outstanding accounts receivable and unbilled receivables.

For the three months ended June 30, 2022, three customers represented approximately 31%, 30% and 28%, respectively, of our total revenues. For the nine months ended June 30, 2022, three customers represented approximately 40%, 32% and 22%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended June 30, 2023 vs. June 30, 2022

	Three Months Ended
	June 30,
	2023	2022	Change	%
Revenues	$1,319,337	$1,456,013	$(136,676)	(9.4)%
Cost of revenues	533,278	392,618	140,660	35.8%
Gross Profit	786,059	1,063,395	(277,336)	(26.1)%
Operating expenses
Management consulting	210,725	220,725	(10,000)	(4.5)%
Wages and benefits	204,585	150,927	53,658	35.6%
General and administrative	164,643	243,947	(79,304)	(32.5)%
Total operating expenses	579,953	615,599	(35,646)	(5.8)%
Income from operations	206,106	447,796	(241,690)	(54.0)%
Other income
Interest income	6,559	930	5,629	605.3%
Total other income	6,559	930	5,629	605.3%
Income before provision for income taxes	$212,665	$448,726	$(236,061)	(52.6)%

Revenues

Revenues for the three months ended June 30, 2023 were $1,319,337 as compared with $1,456,013 for the comparable prior year period, a decrease of $136,676 or 9.4%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $786,059 or 59.6% of revenues, compared with $1,063,395 or 73% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the three months ended June 30, 2023, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended June 30, 2023 were $579,953 as compared with $615,599 for the comparable prior year period, a decrease of $35,646 or 5.8%. The decrease was primarily a result of a decrease in general and administrative expenses of $79,304 and management consulting of $10,000 for distribution to three members, offset by increase in wages and benefits of $53,658. The distribution is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. The decrease in general and administrative expenses primarily consisted of $41,422 in lower rent, repairs and maintenance decrease of $601 and utilities of $4,157 as a result of lease termination on December 31, 2022, decrease in new business development cost of $13,000, offset by increase in mergers and acquisition expense (not including legal fees related to acquisition) of $18,601. In addition, professional fees (including public company expenses, and legal fees related to acquisition), as part of general and administrative costs, decreased by $32,626.

Income from Operations

Income from Operations for the three months ended June 30, 2023 decreased by $241,690 as compared to the same period in the prior year. The decrease was primarily related to decreased gross profit of $277,336 offset by a reduction in operating expenses of $35,646.

Other Income and Expense

Other income and expense, net for the three months ended June 30, 2023 was an income of $6,559 as compared to income of $930 for the comparable prior year period.  The income was primarily due to interest income.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2023 was $212,665 as compared to $448,726 for the comparable prior year period.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2023 was $57,421 as compared to $114,839 for the comparable prior year period.  The decrease in income taxes is primarily due to changes in unbilled receivables, unearned revenues and decreased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Nine Months Ended June 30, 2023 vs. June 30, 2022

	Nine Months Ended
	June 30,
	2023	2022	Change	%
Revenues	$3,498,142	$3,391,045	$107,097	3.2%
Cost of revenues	1,379,011	1,117,313	261,698	23.4%
Gross Profit	2,119,131	2,273,732	(154,601)	(6.8)%
Operating expenses
Management consulting	632,075	514,675	117,400	22.8%
Wages and benefits	581,438	523,473	57,965	11.1%
General and administrative	497,044	669,442	(172,398)	(25.8)%
Total operating expenses	1,710,557	1,707,590	2,967	0.2%
Income from operations	408,574	566,142	(157,568)	(27.8)%
Other income (expense)
Interest income	11,837	2,239	9,598	428.7%
Loss on disposal of property and equipment	(8,938)	-	(8,938)	(100.0)%
Total other income	2,899	2,239	660	29.5%
Income before provision for income taxes	$411,473	$568,381	$(156,908)	(27.6)%

Revenues

Revenues for the nine months ended June 30, 2023, were $3,498,142 as compared with $3,391,045 for the comparable prior year period, an increase of $107,097 or 3.2%. The increase is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the nine months ended June 30, 2023, was $2,119,131 or 60.6% of revenues, compared with $2,273,732 or 67% of revenues, for the comparable prior year period. The decrease in gross profit dollars was a result of lower gross margin in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the nine months ended June 30, 2023, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc.  Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2023 were $1,710,557 as compared with $1,707,590 for the comparable prior year period, an increase of $2,967 or 0.2%. The increase was primarily a result of an increase in management consulting of $117,400 and wages and benefits of $57,965, offset by a reduction of general and administrative of $172,398. The increase in management consulting of $117,400 is due to distribution to three members of $632,075 in current period as compared to $514,675 distribution for the comparable prior year period. The distribution is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. The decrease in general and administrative expenses primarily consisting of $71,422 in lower rent expense, repairs and maintenance of $26,278, and utilities of $30,479 as result of lease termination on December 31, 2022, decrease in new business development cost of $16,746, offset by increase in mergers and acquisition expense (not including legal fees related to acquisition) of $49,817. In addition, professional fees (including public company expenses, and legal fees related to acquisition), as part of general and administrative costs, decreased by $53,294.

Income from Operations

Income from Operations for the nine months ended June 30, 2023 decreased by $157,568 as compared to the same period in the prior year. The decrease was primarily related to decreased gross profit of $154,601 and an increase in operating expenses of $2,967.

Other Income and Expense

Other income and expense, net for the nine months ended June 30, 2023 was an income of $2,899 as compared to income of $2,239 for the comparable prior year period.  The income of the current period was primarily due to interest income offset by loss on disposal of property and equipment.

Income Before Provision for Income Taxes

Income before provision for income taxes for the nine months ended June 30, 2023 was $411,473 as compared to $568,381 for the comparable prior year period.

Provision for Income Taxes

Provision for income taxes for the nine months ended June 30, 2023 was $151,769 as compared to $118,814 for the comparable prior year period.  The increase in income taxes is primarily due to changes in unbilled receivables, unearned revenues and increased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	June 30,	September 30,
	2023	2022	Change	%
Cash and cash equivalents	$1,189,583	$1,735,140	$(545,557)	(31.4)%

Current assets	$3,594,816	$3,326,379	$268,437	8.1%
Current liabilities	$381,650	$551,733	$(170,083)	(30.8)%
Working capital	$3,213,166	$2,774,646	$438,520	15.8%

As of June 30, 2023, we had cash of $1,189,583, a decrease of $545,557, or 31.4% when compared with a balance of $1,735,140 as of September 30, 2022.

	Nine Months Ended
	June 30,
	2023	2022	Change	%
Cash provided by (used in) operating activities	$(536,509)	$906,836	$(1,443,345)	(159.2)%
Cash used in investing activities	$(9,048)	$(8,520)	$(528)	6.2%
Net Change in Cash During Period	$(545,557)	$898,316	$(1,443,873)	(160.7)%

During the nine months ended June 30, 2023, $536,509 was used in operating activities as compared with net cash provided by operating activities of $906,836 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; facility and facility-related costs, material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net income, loss on disposition of property and equipment, depreciation expense, change of deferred tax and changes in current assets and liabilities of $869,688.

During the nine months ended June 30, 2022, $906,836 was provided by operating activities, which was a result of the net income, reversal of stock compensation expense, depreciation expense, change of deferred tax and changes in current assets and liabilities of $308,052.

During the nine months ended June 30, 2023 we purchased $10,248 in computer equipment and received $1,200 in insurance payout on equipment, and during the nine months ended June 30, 2022, we purchased $8,520 in computer equipment.

During the nine months ended June 30, 2023, and 2022, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2023, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.

Date: August 14, 2023	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

