Form 10-K
period 2023-09-30
MASTERMIND, INC.
filed 2024-01-12
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2023 was $1,475,253 (computed using the closing price of the common stock on March 31, 2023 as reported by the OTCQB).

As of January 12, 2024, 34,505,520 shares of common stock of the registrant were outstanding.

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

Industry Background and Trends

We believe that the communications industry is going through a revolutionary evolution. Technology and big data are combining with creative and strategy across new platforms and communications. Things are moving quickly and Involvement Marketing is an opportunity for brands to reach their constituencies through a plethora of new ways to communicate with its key constituencies in ways that get them to take action. It is essential to understand target audiences and how they are consuming information. Creating brand preference and getting consumers to take an action is essential in growing share for a brand and will continue to be essential in 2024 and beyond.

Brands are expected to bring projects in-house or outsource to smaller digital agencies, and a definitive shift in brands choosing to bring creative projects in-house for more control over budgets and resources was seen as of 2016. The other trend saw brands cutting ties with bigger agencies and outsourcing work to smaller digital agencies which could deliver more specialized campaigns. Brands have continued to move away from larger agencies that have in the past offered a one-stop-shop for their advertising needs. With tighter budgets, brands are seeing the cost-effectiveness of having their own studio team and paying salaries versus project-based fees. Likewise, outsourcing to specialized digital outfits for lower, one-off fees is proving more financially sound for brands.

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

•	Citigroup;
•	Bayer US;
•	Bayer Crop Science;
•	Elanco
•	BMW etc.

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

Our Revenue Model

We derive revenues from our clients based on a project-by-project basis through statements of work pursuant to Master Services Agreements, which are typically customized to each of our clients. Dependent upon the statement of work, which is directed by our clients, projects can vary from small scale platform, infrastructure and application development for influencer channels, to large campaign initiatives that are project-based. Fees charged to clients are typically based on project/campaign fees which include retainer and ongoing fees negotiated with our clients.

Our Competition

Mastermind competes with agencies owned by large communications holding companies like WPP plc, Omnicom Group, Inc., Interpublic Group of Companies, Inc. and Publicis Groupe SA., for leading brands in almost every category.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the fiscal year ended September 30, 2023, there were three clients individually representing 10% or more of our total revenues. Total estimated project revenue for services provided by Mastermind personnel for these clients for the year ended September 30, 2023, was $3,790,823. For the fiscal year ended September 30, 2022, there were three clients individually representing 10% or more of our total revenues. Total estimated project revenue for services provided by Mastermind personnel for these clients for the year ended September 30, 2022, was $2,988,352.

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

Backlog

Our backlog in the ordinary course of business was approximately $4,410,906 at September 30, 2023 and $3,115,366 at September 30, 2022.

Employees

As of September 30, 2023, we had 22 contract and full-time employees working remotely. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Until December 31, 2022, we leased our corporate facility in Atlanta, Georgia pursuant to a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”). The manager of the Landlord is also our chief executive officer. The landlord agreed to the termination of the lease with no penalties and no additional payments required. The Company has adopted a fully remote work environment and no replacement office space is planned for.

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

In September of 2023, the court dismissed in part the breach of contract claims against the CEO and the Company. The alleged breach of implied contract by the Defendants is pending further litigation. The Defendants will contest the complaint and strongly believe they will prevail.

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

As of January 11, 2024, there were approximately 4,720 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on January 11, 2024, was $0.0935 per share.

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

(1)This total represents shares available to be issued pursuant to the Mastermind, Inc. 2018 Equity Incentive Plan.

Recent Sales of Unregistered Securities

During the year ended September 30, 2023, the Company did not issue common stock.

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

After more than 35 years of experience in delivering innovative involvement marketing campaigns, including more than nine years since our formation in January 2012, we believe our business model is market tested and poised for growth. While executing on our business strategy, we believe we have assembled a diverse and experienced team of senior managers, account executives and creative and analytical directors; developed and executed on involvement marketing campaigns which we believe have added value to our clients; and created our own brand-recognition in the marketing service agency industry. Key elements of our strategy to accelerate revenue growth and continue penetration of the marketplace include organic growth, strategic partnerships, recruitment of talented executives, and accretive acquisitions.  In pursuit of our accretive acquisitions, we have a Letter of Intent (“LOI”) signed with a marketing services agency to acquire the firm and have paid a non-refundable deposit of $69,400, as of September 30, 2023.  Management believes that, subject to successful ongoing negotiations, the acquisition may be completed during the third quarter of fiscal 2024.

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

Fiscal Year

Our fiscal year ends on September 30. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended September 30. For example, references to “fiscal 2023” or our “2023 fiscal year” refer to the fiscal year ended September 30, 2023.

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

Results of Operations

Fiscal Year Ended September 30, 2023 vs. September 30, 2022

	Years Ended
	September 30,
	2023	2022	Change	%
Revenues	$4,706,900	$4,540,060	$166,840	3.7%
Cost of revenues	1,825,854	1,534,398	291,456	19.0%
Gross Profit	2,881,046	3,005,662	(124,616)	(4.1%)
Operating expenses
Management consulting	852,800	615,400	237,400	38.6%
Professional fees	179,046	328,237	(149,191)	(45.5%)
Wages and benefits	783,506	700,367	83,139	11.9%
General and administrative	495,597	623,365	(127,768)	(20.5%)
Total operating expenses	2,310,949	2,267,369	43,580	1.9%
Income from operations	570,097	738,293	(168,196)	(22.8%)
Other income (expense)
Interest income	28,104	1,697	26,407	1,556.1%
Loss on disposal of property and equipment	(8,938)	-	(8,938)	(100%)
Total other income	19,166	1,697	17,469	1,029.4%
Income before provision for income taxes	$589,263	$739,990	$(150,727)	(20.4%)

Revenues

Revenues for the year ended September 30, 2023 were $4,706,900 as compared with $4,540,060 for the comparable prior year period, an increase of $166,840 or 3.7%. The increase is primarily attributable to a prior year post pandemic rebound of client projects that had previously been delayed being completed, the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business.

Gross Profit

Gross profit for the year ended September 30, 2023 was $2,881,046 or 61% of revenues, compared with $3,005,662 or 66% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower gross margins in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the year ended September 30, 2023, compared to same period of last year. Direct cost includes expenses for media, sponsorship fees, etc. Gross margin will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the year ended September 30, 2023 were $2,310,949 as compared with $2,267,369 for the comparable prior year period, an increase of $43,580 or 1.9%. The increase was primarily a result of an increase in wages and benefits of $83,139, as a result of increase of in-house staff including reduction of junior staff and senior staff additions, along with increases in management consulting fees of $237,400, offset by, decreases in general and administrative costs of $127,768 primarily due to lower rent by becoming fully remote and decreases in professional fees (including public company expenses) of $149,191 primarily due to decreased legal fees in connection with a litigation that occurred in fiscal year 2022 and was partially settled in September 2023.

Income from Operations

Income from Operations for the year ended September 30, 2023 decreased by $168,196 as compared to the same period in the prior year. The decrease was primarily related to decreased gross profit of $124,616 along with an increase in operating expenses of $43,580.

Other Income and Expense, Net

Other income and expense, net for the year ended September 30, 2023 was an income of $19,166 as compared to income of $1,697 for the comparable prior year period. The income was primarily due to interest income, offsetting by the loss on disposal of property and equipment.

Income Before Provision for Income Taxes

Income before provision for income taxes for the year ended September 30, 2023, was $589,263 as compared to $739,990 for the comparable prior year period.

Provision for Income Tax

Provision for income tax for the year ended September 30, 2023 was $199,962 as compared to $51,271 for the comparable prior year period. The increase in income tax expense is primarily due to timing differences in receipts for tax purposes. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	September 30,	September 30,
	2023	2022	Change	%
Cash and cash equivalents	$1,395,078	$1,735,140	$(340,062)	(19.6%)

Current assets	$3,808,765	$3,326,379	$482,386	14.5%
Current liabilities	$415,992	$551,733	$(135,741)	(24.6%)
Working capital	$3,392,773	$2,774,646	$618,127	22.3%

As of September 30, 2023, we had cash and cash equivalents of $1,395,078, a decrease of $340,062 or 19.6% when compared with a balance of $1,735,140 as of September 30, 2022.

	Years Ended
	September 30,
	2023	2022	Change	%
Cash provided by (used in) operating activities	$(329,196)	$675,605	$(1,004,801)	(148.7%)
Cash used in investing activities	$(10,866)	$(15,653)	$4,787	(30.6%)
Cash provided by financing activities	$-	$-	$-	-
Net Change in Cash During Period	$(340,062)	$659,952	$(1,000,014)	(151.5%)

During the year ended September 30, 2023, $329,196 was used in operating activities as compared with net cash provided by operating activities of $675,605 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current year were primarily a result of the net income after tax of $389,301, depreciation expense of $17,258, loss on disposal of property and equipment of $8,938, change of deferred tax of $99,107, and changes in operating assets and liabilities of $843,800.

During the year ended September 30, 2022, $675,605 was provided by operating activities, which were a result of the net income after tax of $688,719, depreciation expense of $23,144, change of deferred tax of $78,531, offset by stock compensation expense reversal of $13,500, and changes in current assets and liabilities of $101,289.

During the years ended September 30, 2023, and 2022, net cash used in investing activities were $10,866 and $15,653, respectively, and were primarily a result of the purchase of computers and office equipment.

During the years ended September 30, 2023 and 2022, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2023, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Prager Metis CPAs LLC (ID#273)

Consolidated Balance Sheets at September 30, 2023, and 2022

Consolidated Statements of Operations for the years ended September 30, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023, and 2022

Consolidated Statements of Cash Flows for the years ended September 30, 2023, and 2022

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Mastermind is currently comprised of one director. Our director and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of January 12, 2024.

Name	Age	Positions Held with the Registrant
Daniel A. Dodson	64	Director, Chief Executive Officer
Michael Gelfond	51	Executive Vice President
Ricardo Rios	47	Senior Vice President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2023.

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

Item 11. Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2023 and 2022 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended September 30, 2023, and 2022.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Daniel A. Dodson	2023	$36,000	$-	$-	$-	$458,816	$494,816
Chief Executive Officer	2022	36,000	-	-	-	333,677	369,677

Michael Gelfond	2023	$90,000	$-	$-	$-	$268,629	$358,629
Executive Vice President	2022	90,000	-	-	-	181,108	271,108

Ricardo Rios	2023	$90,000	$-	$-	$-	$148,339	$238,339
Senior Vice President	2022	90,000	-	-	-	123,226	213,226

(1) All other compensation includes (i) consulting fees paid, pursuant to the terms of our operating agreement, to MM Inc. which is owned by Daniel A. Dodson; Villanta, which is owned by Michael Gelfond; and Advize, which is owned by Ricardo Rios; and (ii) health benefits paid on behalf of the named executive officers by us. All other compensation consists of the following:

a)	Daniel A. Dodson: Consulting fees of $449,000 and $324,000, and wages of $36,000 and $36,000 for the fiscal years ended September 30, 2023, and 2022, respectively.
b)	Michael Gelfond: Consulting fees of $268,000 and $180,500, and wages of $90,000 and $90,000 for the fiscal years ended September 30, 2023, and 2022, respectively.
c)	Ricardo Rios: Consulting fees of $135,800 and $110,900, and wages of $90,000 and $90,000 for the fiscal years ended September 30, 2023, and 2022, respectively.

Employment Agreements and Other Arrangements with Named Executive Officers

None. The Company is considering entering into agreements with key executives in fiscal year 2024.

Outstanding Equity Award During Fiscal 2023

None.

Option Exercises and Stock Vested During Fiscal 2023

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of January 12, 2024, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our majority shareholders and its chief executive officer is Daniel A. Dodson, our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $96,000 and $60,000 for the years ended September 30, 2023, and 2022, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the Lease was 10 years from the date of the agreement and provided for monthly rent and payment of operating expenses on a triple-net basis. The monthly rent terms of the Lease have been altered by the landlord due to another tenant occupying space the Company verbally agreed to allow the landlord to remove from the space available to the Company. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects.  These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for.  During the years ended September 30, 2023 and 2022 we made lease payments of $41,422 and $154,267, respectively, in satisfaction of our obligation pursuant to the Lease (Note 6).

During the fiscal years ended September 30, 2023, and 2022, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2023 and 2022 aggregating $1,091,784 and $854,011, respectively. As of September 30, 2023 and 2022, we owed $0 to our three majority stockholders. During the fiscal year ended September 30, 2022, the Company paid in full $100,000 that was owed as of September 30, 2021.

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of one director who is also our chief executive officer. We did not convene any formal meetings of the Board of directors during the fiscal year ended September 30, 2023.

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

Director’s Compensation

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2023 and 2022.

	Fiscal Years Ended September 30,
Fee Category	2023	2022
Prager Metis CPAs LLC Audit fees	$72,500	$53,500
Other audit related fees	-	-
Tax fees	15,200	8,650
Total fees	$87,700	$62,150

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

Mastermind, Inc.

Date: January 12, 2024	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Daniel A. Dodson	Chairman of the Board, President,	January 12, 2024
Daniel A. Dodson	Chief Executive Officer and Director
(Principal Executive Officer)

MASTERMIND, INC.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mastermind, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastermind, Inc. (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company follow ASU 2014-09, Revenue from Contracts with Customers (Topic 606) with regards to its revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company makes judgements and estimates based on the amount of time and billings relating to each contract, as it relates to the total estimated time to complete the contract. Revenues are primarily generated from the Company's involvement marketing services and contracts which are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. The determination of proportional performance revenue recognition is dependent on the nature of the services specified in the arrangement. Advanced payments on services and contracts are deferred and recorded as unearned revenues on the balance sheet until the earnings process has been completed and revenue is then recognized. Similarly, advanced services are recorded as unbilled receivables on the balance sheet when the earnings process has been completed and revenue is recognized before related invoices have been issued to customers. In all cases, the Company evaluates involvement marketing contracts to determine that the time and amount of services reflects the consideration expected to be received for the performance obligations that have been provided in accordance with the five-step process in accordance with ASU 2014-09.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

January 12, 2024

Mastermind, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,395,078	$1,735,140
Accounts receivable	677,286	349,233
Unbilled receivables	1,624,623	1,137,078
Prepaid expenses and other current assets	111,778	27,451
Income tax receivable	-	77,477
Total Current Assets	3,808,765	3,326,379

Right-of-use asset, net	-	153,816
Property and equipment, net	36,674	52,004
TOTAL ASSETS	$3,845,439	$3,532,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$282,956	$109,263
Unearned revenues	133,036	328,081
Lease obligation, current	-	114,389
Total Current Liabilities	415,992	551,733

Lease obligation, net of current portion	-	39,427
Deferred tax liabilities	345,812	246,705
Total Liabilities	761,804	837,865

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,986,264	2,596,963
Total Stockholders' Equity	3,083,635	2,694,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,845,439	$3,532,199

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

	Years Ended
	September 30,
	2023	2022

Revenues	$4,706,900	$4,540,060
Cost of revenues	1,825,854	1,534,398
Gross profit	2,881,046	3,005,662

Operating Expenses:
Management consulting	852,800	615,400
Professional fees	179,046	328,237
Wages and benefits	783,506	700,367
General and administrative	495,597	623,365
Total Operating Expenses	2,310,949	2,267,369
Income from operations	570,097	738,293

Other Income (Expense)
Interest income	28,104	1,697
Loss on disposal of property and equipment	(8,938)	-
Total other income	19,166	1,697

Income before provision for income taxes	589,263	739,990
Provision for income taxes	199,962	51,271
Net income	$389,301	$688,719

Basic and diluted income per common share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520
Diluted	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2023 and 2022

			Common Stock to be		Additional
	Common Stock		issued		Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - September 30, 2021	34,505,520	$34,506	135,000	$135	$76,230	$1,908,244	$2,019,115
Reversal of common stock to be issued for services	-	-	(135,000)	(135)	(13,365)	-	(13,500)
Net income	-	-	-	-	-	688,719	688,719
Balance - September 30, 2022	34,505,520	34,506	-	-	62,865	2,596,963	2,694,334
Net income	-	-	-	-	-	389,301	389,301
Balance - September 30, 2023	34,505,520	$34,506	-	$-	$62,865	$2,986,264	$3,083,635

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net income	$389,301	$688,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) Stock based compensation	-	(13,500)
Depreciation	17,258	23,144
Loss on disposal of property and equipment	8,938	-
Deferred tax	99,107	78,531
Changes in operating assets and liabilities:
Accounts receivable	(328,053)	911,950
Unbilled receivables	(487,545)	(1,137,078)
Income tax receivable	77,477	-
Prepaid expenses and other current assets	(84,327)	3,815
Accounts payable and accrued expenses	173,693	(48,731)
Accounts payable and accrued expenses, related party	-	(100,000)
Unearned revenues	(195,045)	268,755
Net cash provided by (used in) operating activities	(329,196)	675,605

Cash flows from investing activities:
Proceeds from sale of equipment	1,200	-
Purchase of property and equipment	(12,066)	(15,653)
Net cash used in investing activities	(10,866)	(15,653)

Net change in cash	(340,062)	659,952
Cash, beginning of year	1,735,140	1,075,188
Cash, end of year	$1,395,078	$1,735,140

Supplemental Cash Flow Information
Income taxes paid (refunded)	$24,795	$(13,257)
Interest paid	$-	$-

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

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank. The following table summarizes the components of cash and cash equivalents:

	September 30,	September 30,
	2023	2022
Cash	$121,025	$1,030,707
Money market funds	1,274,053	704,433
	$1,395,078	$1,735,140

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2023, was approximately $1,024,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and specifically identify those accounts which may present them as a risk with respect to collectability of the accounts such that the amounts would reflect estimated net realizable value. Account balances are charged off after significant collection efforts have been made and potential for recovery is not considered probable. During the fiscal years ended September 30, 2023 and 2022, we did not record any bad debts. As of September 30, 2023 and 2022, we evaluated our accounts receivables and determined that an allowance for doubtful accounts was not required.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the remaining estimated life of the lease at the time the improvement is put into service. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the fiscal years ended September 30, 2023, and 2022, there has not been any impairment of long-lived assets.

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

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. We evaluate the composition of the option pool in order to estimate the forfeiture rate of stock options.

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

For the years ended September 30, 2023 and 2022, there were no potentially dilutive common stock equivalents.

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

3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $96,000 and $60,000 for the years ended September 30, 2023 and 2022, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the original lease was for 10 years from the date of the agreement. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects. These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for. During the years ended September 30, 2023 and 2022 we made lease payments of $41,422 and $154,267, respectively, in satisfaction of our obligation pursuant to the Lease (Note 6).

During the fiscal years ended September 30, 2023, and 2022, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the fiscal years ended September 30, 2023 and 2022 aggregating $1,091,784 and $854,011, respectively. As of September 30, 2023 and 2022, we owed $0 to our three majority stockholders. During the fiscal year ended September 30, 2022, the Company paid in full $100,000 that was owed as of September 30, 2021.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	September 30,
	2023	2022
Furniture, fixtures and office equipment	$88,303	$161,640
Leasehold improvements	-	73,795
Property and equipment, gross	88,303	235,435
Less: accumulated depreciation	(51,629)	(183,431)
Property and equipment, net	$36,674	$52,004

Depreciation expense for the fiscal years ended September 30, 2023 and 2022, was $17,258 and $23,144, respectively.

On December 31, 2022, the lease pertaining to the leasehold improvements was terminated (Note 6) and the $73,795 cost of leasehold improvements were written off resulting in a loss on disposal of $8,609 included in other income (expense).

During the fiscal year ended September 30, 2023, the Company disposed of equipment with a total cost of $85,403 consisting of $83,639 of fully amortized equipment and $1,764 of equipment for $1,200 in cash due to an insurance payout, for a loss on disposal of $329 included in other income (expense).

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $96,000 and $60,000 for the years ended September 30, 2023 and 2022, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through fiscal year 2040 (calendar year 2039):

Fiscal Years Ending September 30,	Amount
2024	$60,000
2025	60,000
2026	120,000
2027	120,000
2028	120,000
Thereafter	1,320,000
$1,800,000

6. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the years ended September 30, 2023, and 2022, the Company recorded rent expense of $41,422 and $154,267, respectively.

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

The Right-of-use assets are summarized below:

	September 30,	September 30,
	2023	2022
Office Lease	$-	$461,740
Less accumulated amortization	-	(307,924)
Right-of-use, net	$-	$153,816

Amortization on the right-of-use asset is included in general and administrative expense on the statements of operations.

Operating lease liabilities are summarized below:

	September 30,	September 30,
	2023	2022
Lease liability	$-	$153,816
Less: current portion	-	(114,389)
Long term portion	$-	$39,427

7. Prepaid Expenses and Other Current Assets

As of September 30, 2023, prepaid expenses and other current assets primarily included (1) a non-refundable deposit of $69,400 in connection with a business acquisition, (2) prepaid insurance and (3) the portion of unamortized annual quotation fee for the OTC Markets. As of September 30, 2022, prepaid expenses and other current assets primarily consisted of prepaid license fee of $15,000 and the unamortized portion of annual quotation fee for the OTC Markets.

8. Commitments and Contingencies

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

In September of 2023, the court dismissed in part the breach of contract claims against the CEO and the Company. The alleged breach of implied contract by the Defendants is pending further litigation. The Defendants will contest the complaint and strongly believe they will prevail.

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

There were no unrecognized material tax benefits at September 30, 2023, and 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

Tax returns are subject to examination by the federal and state taxing authorities for generally three years after filed. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the years ended September 30, 2023 and 2022:

	2023	2022
Statutory federal tax rate	21.00%	21.00%
State income tax rate	5.45%	5.45%
Permanent differences	7.48%	(19.52)%
Effective tax rate	33.93%	6.93%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following at September 30,

	2023	2022
Deferred Tax Assets:
Future net operating loss benefit	$81,723	$(65,116)
Current liabilities	110,030	27,589
Deferred tax assets	191,753	(37,527)
Deferred Tax Liabilities:
Current assets	537,565	95,112
Deferred depreciation	-	114,066
Deferred tax liabilities	537,565	209,178
Net deferred tax liabilities	$345,812	$246,705

The Company files it’s income tax returns on the cash basis of accounting utilizing a December 31 tax year end. Deferred tax assets relating to current liabilities result from accounts payable and accrued expenses and unearned revenues which are not currently deductible for tax purposes. Deferred tax liabilities relating to current assets result from accounts receivable, unbilled receivables and prepaid expenses which are not currently recognized as income for tax reporting purposes.

As of September 30, 2023, the Company has $308,972 of net operating loss carryforwards on tax basis, which is prepared on cash basis, that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

10. Stockholders’ Equity

Preferred Stock

As of September 30, 2023 and 2022, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of September 30, 2023 and 2022.

Common Stock

As of September 30, 2023 and 2022, we were authorized to issue a total of 125,000,000 shares of common stock. As of September 30, 2023, and 2022, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the years ended September 30, 2023 and 2022, the Company did not issue any shares of common stock.

Common Stock to be Issued

As per a vendor agreement entered into in October 2019, the Company paid in January of 2021 235,000 shares as compensation. The Company thereafter accrued 15,000 shares of $1,500 as common stock to be issued per month. As of September 30, 2022, the Company and the vendor agreed that the total accrued shares of 225,000 valued at $22,500 (including 135,000 shares of $13,500 previously accrued as of September 30, 2021) were not payable and were reversed. No further share issuances or accruals for the agreement are required.

Dividends

During the years ended September 30, 2023 and 2022, there were no dividends declared or paid.

Common Stock Options

As of September 30, 2023 and 2022, there were no stock options outstanding or exercisable. The 525,667 options held by our former chief executive officer and sole director expired unexercised since November 20, 2021.

During the years ended September 30, 2023 and 2022, there were no stock options exercised or issued.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of September 30, 2023 and 2022.

11. Concentration of Credit Risk and Major Customers

For the fiscal year ended September 30, 2023, three customers represented approximately 35%, 33% and 30%, respectively, of our total revenues. As of September 30, 2023, three customers represented approximately 52%, 26% and 21%, respectively of our outstanding accounts receivable and unbilled receivables.

For the fiscal year ended September 30, 2022, three customers represented approximately 42%, 37% and 16%, respectively, of our total revenues. As of September 30, 2022, three customers represented approximately 44%, 34% and 21%, respectively of our outstanding accounts receivable and unbilled receivables.

12. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

