Form 10-QT
period 2023-12-31
MASTERMIND, INC.
filed 2024-02-16
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2023                         to  December 31, 2023

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

Former Fiscal Year: September 30

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

As of February 16, 2024, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-QT

Introductory Note to this Transition Report

On February 1, 2024, the Board of Directors of Mastermind, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024 and ending December 31, 2024. As a result of the change in fiscal year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2023 through December 31, 2023. The Company’s 2024 fiscal year will run from January 1, 2024 through December 31, 2024.

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,137,010	$1,395,078
Accounts receivable	254,329	677,286
Unbilled receivables	1,679,929	1,624,623
Prepaid expenses and other current assets	29,198	111,778
Total Current Assets	3,100,466	3,808,765

Property and equipment, net	37,898	36,674
TOTAL ASSETS	$3,138,364	$3,845,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$213,120	$282,956
Unearned revenues	121,196	133,036
Total Current Liabilities	334,316	415,992

Deferred tax liabilities	223,691	345,812
Total Liabilities	558,007	761,804

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,482,986	2,986,264
Total Stockholders' Equity	2,580,357	3,083,635
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,138,364	$3,845,439

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Revenues	$398,458	$1,041,847
Cost of revenues	298,823	420,592
Gross profit	99,635	621,255

Operating Expenses:
Management consulting	215,725	210,725
Professional fees	32,214	25,165
Wages and benefits	209,227	189,909
General and administrative	202,693	151,293
Total Operating Expenses	659,859	577,092
Income (loss) from operations	(560,224)	44,163

Other Income (Expense)
Interest income	17,149	1,265
Loss on disposal of leasehold improvements	-	(8,609)
Total other income (expense)	17,149	(7,344)

Income (loss) before provision (benefit) for income taxes	(543,075)	36,819
Provision (benefit) for income taxes	(39,797)	50,477
Net loss	$(503,278)	$(13,658)

Basic and diluted income (loss) per common share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520
Diluted	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended December 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - September 30, 2023	34,505,520	$34,506	$62,865	$2,986,264	$3,083,635
Net loss	-	-	-	(503,278)	(503,278)
Balance - December 31, 2023	34,505,520	$34,506	$62,865	$2,482,986	$2,580,357

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - September 30, 2022	34,505,520	$34,506	$62,865	$2,596,963	$2,694,334
Net loss	-	-	-	(13,658)	(13,658)
Balance - December 31, 2022	34,505,520	$34,506	$62,865	$2,583,305	$2,680,676

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net Loss	$(503,278)	$(13,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,608	5,970
Loss on disposal of leasehold improvements	-	8,609
Deferred tax	(122,121)	50,477
Changes in operating assets and liabilities:
Accounts receivable	422,957	(88,852)
Unbilled receivables	(55,306)	4,889
Prepaid expenses and other current assets	82,580	(3,935)
Accounts payable and accrued expenses	(69,836)	(26,123)
Unearned revenues	(11,840)	43,674
Net cash used in operating activities	(253,236)	(18,949)

Cash flows from investing activities:
Purchase of property and equipment	(4,832)	(3,420)
Net cash used in investing activities	(4,832)	(3,420)

Net change in cash	(258,068)	(22,369)
Cash, beginning of period	1,395,078	1,735,140
Cash, end of period	$1,137,010	$1,712,771

Supplemental Cash Flow Information
Income taxes paid	$82,324	$1,417
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three months ended December 31, 2023 and cash flows for the three months ended December 31, 2023, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2023 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three months ended December 31, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank. As of December 31, 2023 and September 30, 2023, cash and cash equivalents consisted of the following:

	December 31,	September 30,
	2023	2023
Cash	$60,824	$121,025
Money market funds	1,076,186	1,274,053
	$1,137,010	$1,395,078

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023, was approximately $826,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Change in Year End

On February 1, 2024, the Board of Directors of Mastermind, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024 and ending December 31, 2024. As a result of the change in fiscal year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2023 through December 31, 2023. The Company’s 2024 fiscal year will run from January 1, 2024 through December 31, 2024.

 3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $15,000 for the three months ended December 31, 2023 and 2022, respectively (Note 5).

On January 3, 2014, we entered into a commercial lease agreement (the “Lease”) with 1450 West Peachtree, LLC, a Georgia limited liability company (the “Landlord”), for the lease of our corporate facility in Atlanta, Georgia. The manager of the Landlord is also our chief executive officer. The term of the original lease was for 10 years from the date of the agreement. During the period ended December 31, 2022 the Company gave notice to our landlord for our leased office space to terminate the agreement as of December 31, 2022 with no payments due thereafter. The landlord agreed to the termination of the lease with no penalties and no additional payments required. Through the period of COVID restrictions, we enhanced our remote work tools, technologies, and practices, working with our team to continue to serve our customers and complete projects.  These remote tools and technologies have broadened our available talent pool and removed travel times for our team. The Company has adopted a fully remote work environment and no replacement office space is planned for.  During the three months ended December 31, 2023 and 2022 we made lease payments of $0 and $41,422, respectively in satisfaction of our obligation pursuant to the Lease (Note 6).

During the three months ended December 31, 2023, and 2022, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three months ended December 31, 2023 and 2022, aggregating $275,576 and $270,418, respectively. As of December 31, 2023 and September 30, 2023, we owed $0 to our three majority stockholders.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2023	2023
Furniture, fixtures and office equipment	$93,135	$88,303
Less: accumulated depreciation	(55,237)	(51,629)
Property and equipment, net	$37,898	$36,674

Depreciation expense for the three months ended December 31, 2023 and 2022, were $3,608 and $5,970, respectively.

As of December 31, 2022, the lease pertaining to the leasehold improvements was terminated (Note 6) and the $73,795 cost of leasehold improvements were written off resulting in a loss on disposal of $8,609 included in other income (expense).

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $15,000 for the three months ended December 31, 2023 and 2022, respectively.

In consideration for the Perpetual License, we agreed to pay the following fees through calendar year 2039:

Fiscal Years Ending December 31,	Amount
2024	$60,000
2025	60,000
2026	120,000
2027	120,000
2028	120,000
Thereafter	1,320,000
$1,800,000

6. Operating Lease Right-of-Use Assets and Operating Lease Liabilities

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable. Operating lease expense is recognized pursuant to ASC Topic 842 Leases (Topic 842) over the lease term. During the three months ended December 31, 2023 and 2022, the Company recorded rent expense of $0 and $41,422, respectively.

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

The right-of-use assets and lease liabilities for December 31, 2023 were $0 and $0, respectively and for September 30, 2023 were $0 and $0, respectively.

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

There were no unrecognized material tax benefits at December 31, 2023, and September 30, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of December 31, 2023, the Company has $472,183 of net operating loss carryforwards on tax basis, which is prepared on cash basis, that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

9. Stockholders’ Equity

Preferred Stock

As of December 31, 2023, and September 30, 2023, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of December 31, 2023, and September 30, 2023.

Common Stock

As of December 31, 2023, and September 30, 2023, we were authorized to issue a total of 125,000,000 shares of common stock. As of December 31, 2023, and September 30, 2023, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2023 and 2022, the Company did not issue any shares of common stock.

Dividends

During the three months ended December 31, 2023 and 2022, there were no dividends declared or paid.

Common Stock Options

During the three months ended December 31, 2023 and 2022, there were no stock options exercised or issued.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of December 31, 2023 and September 30, 2023.

10. Concentration of Credit Risk and Major Customers

For the three months ended December 31, 2023, three customers represented approximately 46%, 39% and 16%, respectively, of our total revenues. For the three months ended December 31, 2022, three customers represented approximately 49%, 31% and 14%, respectively, of our total revenues.

As of December 31, 2023, three customers represented approximately 64%, 26% and 9%, respectively of our outstanding accounts receivable and unbilled receivables.

As of September 30, 2023, three customers represented approximately 52%, 26% and 21%, respectively of our outstanding accounts receivable and unbilled receivables.

11. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein, except for the change in fiscal year end as previously discussed (Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Transition Report on Form 10-QT contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Transition Report on Form 10-QT. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission (“SEC”), including our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, as amended on April 20, 2018, and risk factors as discussed therein under Item 2.01.

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

Mastermind has assembled a team of highly experienced, cross-functional marketing experts to develop and execute Involvement Marketing initiatives (see key executive bios). These experts have extensive backgrounds in digital/social marketing & media, content development, influencer marketing, promotion, digital contingency communications & PR, research, strategy, creative message development, and analytics. Mastermind has also developed a disciplined approach to Involvement Marketing that ensures the right tactic(s) is employed to best achieve the objective and that it is executed flawlessly. The team is led by our senior executives described in our 10-K as of and for the fiscal year ended September 30, 2023.

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

Change in Year End

On February 1, 2024, the Board of Directors of Mastermind, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024 and ending December 31, 2024. As a result of the change in fiscal year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2023 through December 31, 2023. The Company’s 2024 fiscal year will run from January 1, 2024 through December 31, 2024.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements which are included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2023. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended December 31, 2023 vs. December 31, 2022

	Three Months Ended
	December 31,
	2023	2022	Change	%
Revenues	$398,458	$1,041,847	$(643,389)	(61.8%)
Cost of revenues	298,823	420,592	(121,769)	(29.0%)
Gross Profit	99,635	621,255	(521,620)	(84.0%)
Operating expenses
Management consulting	215,725	210,725	5,000	2.4%
Professional fees	32,214	25,165	7,049	28.0%
Wages and benefits	209,227	189,909	19,318	10.2%
General and administrative	202,693	151,293	51,400	34.0%
Total operating expenses	659,859	577,092	82,767	14.3%
Income (loss) from operations	(560,224)	44,163	(604,387)	(1,368.5%)
Other income (expense)
Interest income	17,149	1,265	15,884	1,255.7%
Loss on disposal of leasehold improvements	-	(8,609)	8,609	(100.0%)
Total other income (expense)	17,149	(7,344)	24,493	(333.5%)
Income (loss) before provision (benefit) for income taxes	$(543,075)	$36,819	$(579,894)	(1,575.0%)

Revenues

Revenues for the three months ended December 31, 2023 were $398,458 as compared with $1,041,847 for the comparable prior year period, a decrease of $643,389 or 61.8%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this transition period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statement of work for upcoming year 2024 projects. The Company expects a stabilization to our usual levels once finalized workorders for fiscal year 2024 are issued by clients as supported by our backlog.

Gross Profit

Gross profit for the three months ended December 31, 2023 was $99,635 or 25% of revenues, compared with $621,255 or 60% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects in the current period. The decrease in gross margin percentage is primarily a result of lower revenues, less productivity and the Company having more projects with higher direct expenses in the three months ended December 31, 2023, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. During the transition period, the Company primarily worked on completing current projects while awaiting finalized client workorders for upcoming fiscal year 2024 projects. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended December 31, 2023 were $659,859 as compared with $577,092 for the comparable prior year period, an increase of $82,767 or 14.3%. The increase was primarily a result of an increase in general and administrative expenses of $51,400 and an increase in wages and benefits of $19,318. The increase in general and administrative expenses primarily consisted of $92,583 in mergers and acquisitions expenses, offset by $41,422 in lower rent, as a result of lease termination on December 31, 2022,  and a decrease in new business development cost of $12,728. The distribution to management increased by $5,000, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. In addition, professional fees (including public company expenses) increased by $7,049.

Income (Loss) from Operations

Income (loss) from operations was a loss of $560,224 for the three months ended December 31, 2023 as compared to an income of $44,163 for the comparable prior year period. The decrease in income from operations of $604,387 was primarily related to decreased revenue recognized by $643,389.

Other Income and Expense, Net

Other income and expense, net for the three months ended December 31, 2023 was an income of $17,149 as compared to an expense of $7,344 for the comparable prior year period.  The income was primarily due to interest income, offsetting by the loss on disposal of leasehold improvements.

Income (Loss) Before Provision (Benefit) for Income Taxes

Income (loss) before provision (benefit) for income taxes for the three months ended December 31, 2023 was a loss of $543,075 as compared to an income of $36,819 for the comparable prior year period.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the three months ended December 31, 2023 was $39,797 as compared to a provision of $50,477 for the comparable prior year period.  The benefit is primarily a result of pretax loss due to decreased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	December 31,	September 30,
	2023	2023	Change	%
Cash and cash equivalents	$1,137,010	$1,395,078	$(258,068)	(18.5%)

Current assets	$3,100,466	$3,808,765	$(708,299)	(18.6%)
Current liabilities	$334,316	$415,992	$(81,676)	(19.6%)
Working capital	$2,766,150	$3,392,773	$(626,623)	(18.5%)

As of December 31, 2023, we had cash and cash equivalents of $1,137,010, a decrease of $258,068, or 18.5% when compared with a balance of $1,395,078 as of September 30, 2023.

	Three Months Ended December 31,	Three Months Ended December 31,
	2023	2022	Change	%
Cash used in operating activities	$(253,236)	$(18,949)	$(234,287)	1,236.4%
Cash used in investing activities	$(4,832)	$(3,420)	$(1,412)	41.3%
Cash provided by financing activities	$-	$-	$-	-
Net Change in Cash During Period	$(258,068)	$(22,369)	$(235,699)	1,053.7%

During the three months ended December 31, 2023, $253,236 was used in operating activities as compared with net cash used in operating activities of $18,949 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net loss of $503,278, depreciation expense of $3,608, change of deferred tax of $122,121 and changes in current assets and liabilities of $368,555.

During the three months ended December 31, 2022, $18,949 was used in operating activities, which was a result of the net loss of $13,658, loss on disposal of leasehold improvements of $8,609, depreciation expense of $5,970, change of deferred tax of $50,477 and changes in current assets and liabilities of $70,347.

During the three months ended December 31, 2023 and 2022 we purchased $4,832 and $3,420 in computer equipment, respectively.

During the three months ended December 31, 2023, and 2022, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of December 31, 2023, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

This Transition Report on Form 10-QT contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.

Date: February 16, 2024	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

