Form 10-Q
period 2024-03-31
MASTERMIND, INC.
filed 2024-05-15
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$761,064	$1,137,010
Accounts receivable	212,856	254,329
Unbilled receivables	1,982,877	1,679,929
Prepaid expenses and other current assets	56,501	29,198
Total Current Assets	3,013,298	3,100,466

Property and equipment, net	34,401	37,898
TOTAL ASSETS	$3,047,699	$3,138,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,026	$213,120
Unearned revenues	112,553	121,196
Total Current Liabilities	177,579	334,316

Deferred tax liabilities	242,113	223,691
Total Liabilities	419,692	558,007

Stockholders’ Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,530,636	2,482,986
Total Stockholders’ Equity	2,628,007	2,580,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,047,699	$3,138,364

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$804,900	$1,136,958
Cost of revenues	316,786	425,141
Gross profit	488,114	711,817

Operating Expenses:
Management consulting	100,725	210,625
Professional fees	44,104	67,183
Wages and benefits	194,723	186,944
General and administrative	91,666	88,760
Total Operating Expenses	431,218	553,512
Income from operations	56,896	158,305

Other Income (Expense)
Interest income	9,176	4,013
Loss on disposal of property and equipment	-	(329)
Total other income	9,176	3,684

Income before provision for income taxes	66,072	161,989
Provision for income taxes	18,422	43,871
Net income	$47,650	$118,118

Basic and diluted income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520
Diluted	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	34,505,520	$34,506	$62,865	$2,482,986	$2,580,357
Net income	-	-	-	47,650	47,650
Balance - March 31, 2024	34,505,520	$34,506	$62,865	$2,530,636	$2,628,007

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2022	34,505,520	$34,506	$62,865	$2,583,305	$2,680,676
Net income	-	-	-	118,118	118,118
Balance - March 31, 2023	34,505,520	$34,506	$62,865	$2,701,423	$2,798,794

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net income	$47,650	$118,118
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,497	3,875
Loss on disposal of property and equipment	-	329
Deferred tax	18,422	43,871
Changes in operating assets and liabilities:
Accounts receivable	41,473	(217,956)
Unbilled receivables	(302,948)	(279,433)
Prepaid expenses and other current assets	(27,303)	(41,865)
Accounts payable and accrued expenses	(148,094)	62,409
Unearned revenues	(8,643)	(11,857)
Net cash used in operating activities	(375,946)	(322,509)

Cash flows from investing activities:
Proceeds from sale of equipment	-	1,200
Purchase of property and equipment	-	(3,408)
Net cash used in investing activities	-	(2,208)

Net change in cash	(375,946)	(324,717)
Cash, beginning of period	1,137,010	1,712,771
Cash, end of period	$761,064	$1,388,054

Supplemental Cash Flow Information
Income taxes paid	$28	$-
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2023 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2024	2023
Cash	$105,773	$60,824
Money market funds	655,291	1,076,186
	$761,064	$1,137,010

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024, was approximately $405,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Change in Year End

On February 1, 2024, the Board of Directors of Mastermind, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024 and ending December 31, 2024. As a result of the change in fiscal year end, the Company filed on February 16th, 2024 a Transition Report on Form 10-QT for the period from October 1, 2023 through December 31, 2023. The Company’s 2024 fiscal year will run from January 1, 2024 through December 31, 2024.

 3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively (Note 5).

During the three months ended March 31, 2024, and 2023, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three months ended March 31, 2024 and 2023, aggregating $160,577 and $270,318, respectively. As of March 31, 2024 and December 31, 2023, we owed $0 to our three majority stockholders.

4. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Furniture, fixtures and office equipment	$93,135	$93,135
Less: accumulated depreciation	(58,734)	(55,237)
Property and equipment, net	$34,401	$37,898

Depreciation expense for the three months ended March 31, 2024 and 2023, were $3,497 and $3,875, respectively.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 11, 2024 Mastermind was successful at getting the lawsuit dismissed. On March 8, 2024 Cimino’s attorney filed a stipulation of dismissal with prejudice, and the clerk accepted the stipulation and dismissed and closed the case. The dismissal with prejudice (as opposed to without) would make it extremely difficult, if not impossible for Cimino to revive an action against Mastermind based upon the same facts/transactions.

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

There were no unrecognized material tax benefits at March 31, 2024, and December 31, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of March 31, 2024, the Company has $848,051 of net operating loss carryforwards on tax basis, which is prepared on cash basis, that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2024, and December 31, 2023, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of March 31, 2024, and December 31, 2023.

Common Stock

As of March 31, 2024, and December 31, 2023, we were authorized to issue a total of 125,000,000 shares of common stock. As of March 31, 2024, and December 31, 2023, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2024 and 2023, the Company did not issue any shares of common stock.

Dividends

During the three months ended March 31, 2024 and 2023, there were no dividends declared or paid.

Common Stock Options

During the three months ended March 31, 2024 and 2023, there were no stock options exercised or issued.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of March 31, 2024, and December 31, 2023.

9. Concentration of Credit Risk and Major Customers

For the three months ended March 31, 2024, three customers represented approximately 47%, 28% and 19%, respectively, of our total revenues. For the three months ended March 31, 2023, three customers represented approximately 42%, 34% and 21%, respectively, of our total revenues.

As of March 31, 2024, three customers represented approximately 56%, 31% and 12%, respectively of our outstanding accounts receivable and unbilled receivables.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission (“SEC”), including our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, as amended on April 20, 2018, and risk factors as discussed therein under Item 2.01.

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

Change in Year End

On February 1, 2024, the Board of Directors of Mastermind, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024 and ending December 31, 2024. As a result of the change in fiscal year end, the Company filed on February 16th, 2024 a Transition Report on Form 10-QT for the period from October 1, 2023 through December 31, 2023. The Company’s 2024 fiscal year will run from January 1, 2024 through December 31, 2024.

Critical Accounting Policies and Estimates

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

Results of Operations

Three Months Ended March 31, 2024 vs. March 31, 2023

	Three Months Ended
	March 31,
	2024	2023	Change	%
Revenues	$804,900	$1,136,958	$(332,058)	(29.2)%
Cost of revenues	316,786	425,141	(108,355)	(25.5)%
Gross Profit	488,114	711,817	(223,703)	(31.4)%
Operating expenses
Management consulting	100,725	210,625	(109,900)	(52.2)%
Professional fees	44,104	67,183	(23,079)	(34.4)%
Wages and benefits	194,723	186,944	7,779	4.2%
General and administrative	91,666	88,760	2,906	3.3%
Total operating expenses	431,218	553,512	(122,294)	(22.1)%
Income from operations	56,896	158,305	(101,409)	(64.1)%
Other income (expense)
Interest income	9,176	4,013	5,163	128.7%
Loss on disposal of property and equipment	-	(329)	329	(100.0)%
Total other income	9,176	3,684	5,492	149.1%
Income before provision for income taxes	$66,072	$161,989	$(95,917)	(59.2)%

Revenues

Revenues for the three months ended December 31, 2023 were $804,900 as compared with $1,136,958 for the comparable prior year period, a decrease of $332,058 or 29%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statements of work for upcoming projects of which we have approximately $3 million in our backlog.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $488,114 or 61% of revenues, compared with $711,817 or 63% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects in the current period. The decrease in gross margin percentage is primarily a result of lower revenues, less productivity and the Company having more projects with higher direct expenses in the three months ended March 31, 2024, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 were $431,218 as compared with $553,512 for the comparable prior year period, a decrease of $122,294 or 22%. The decrease was primarily a result of a decrease in management consulting expenses of $109,900 and professional fees of $23,079. The distribution to management decreased by $109,900, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. In addition, professional fees (including public company expenses) decreased by $23,079.

Income from Operations

Income from operations was $56,896 for the three months ended March 31, 2024 as compared to an income of $158,305 for the comparable prior year period. The decrease in income from operations of $101,409 was primarily related to decreased revenue recognized by $332,058.

Other Income and Expense, Net

Other income and expense, net for the three months ended March 31, 2024 was an income of $9,176 as compared to an income of $3,684 for the comparable prior year period.  The income was primarily due to interest income, offsetting by the loss on disposal of property and equipment.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2024 was $66,072 as compared to $161,989 for the comparable prior year period. The decrease was primarily due to decreased gross profit, offsetting by the decrease of operating expenses.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $18,422 as compared to a provision of $43,871 for the comparable prior year period.  The decrease in provision for income taxes is primarily a result of decreased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023	Change	%
Cash and cash equivalents	$761,064	$1,137,010	$(375,946)	(33.1)%

Current assets	$3,013,298	$3,100,466	$(87,168)	(2.8)%
Current liabilities	$177,579	$334,316	$(156,737)	(46.9)%
Working capital	$2,835,719	$2,766,150	$69,569	2.5%

As of March 31, 2024, we had cash and cash equivalents of $761,064, a decrease of $375,946, or 33% when compared with a balance of $1,137,010 as of December 31, 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023	Change	%
Cash used in operating activities	$(375,946)	$(322,509)	$(53,437)	16.6%
Cash used in investing activities	$-	$(2,208)	$2,208	(100.0)%
Net Change in Cash During Period	$(375,946)	$(324,717)	$(51,229)	15.8%

During the three months ended March 31, 2024, $375,946 was used in operating activities as compared with net cash used in operating activities of $322,509 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net income of $47,650, depreciation expense of $3,497, change of deferred tax of $18,422 and changes in current assets and liabilities of $445,515.

During the three months ended March 31, 2023, $322,509 was used in operating activities, which was a result of the net income of $118,118, loss on disposal of equipment of $329, depreciation expense of $3,875, change of deferred tax of $43,871 and changes in current assets and liabilities of $488,702.

During the three months ended March 31, 2024 and 2023 we purchased $0 and $3,408 in computer equipment, respectively. During the three months ended March 31, 2023, the Company also received $1,200 in insurance payout on equipment.

During the three months ended March 31, 2024 and 2023, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of March 31, 2024, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

This Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

As of March 11, 2024 Mastermind was successful at getting the lawsuit dismissed. On March 8, 2024 Cimino’s attorney filed a stipulation of dismissal with prejudice, and the clerk accepted the stipulation and dismissed and closed the case. The dismissal with prejudice (as opposed to without) would make it extremely difficult, if not impossible for Cimino to revive an action against Mastermind based upon the same facts/transactions.

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

Mastermind, Inc.

Date: May 15, 2024	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

