Form 10-Q
period 2024-06-30
MASTERMIND, INC.
filed 2024-08-14
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$694,271	$1,137,010
Accounts receivable	219,300	254,329
Unbilled receivables	2,199,462	1,679,929
Prepaid expenses and other current assets	40,723	29,198
Total Current Assets	3,153,756	3,100,466

Property and equipment, net	31,243	37,898
TOTAL ASSETS	$3,184,999	$3,138,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,009	$213,120
Accounts payable and accrued expenses, related party	100,000	-
Unearned revenues	59,396	121,196
Total Current Liabilities	235,405	334,316

Deferred tax liabilities	263,049	223,691
Total Liabilities	498,454	558,007

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,589,174	2,482,986
Total Stockholders' Equity	2,686,545	2,580,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,184,999	$3,138,364

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$806,027	$1,319,337	$1,610,927	$2,456,295
Cost of revenues	261,257	533,278	578,043	958,419
Gross profit	544,770	786,059	1,032,884	1,497,876

Operating Expenses:
Management consulting	206,975	210,725	307,700	421,350
Professional fees	27,573	(787)	71,677	66,396
Wages and benefits	156,408	204,585	351,131	391,529
General and administrative	79,979	165,430	171,645	254,190
Total Operating Expenses	470,935	579,953	902,153	1,133,465
Income from operations	73,835	206,106	130,731	364,411

Other Income (Expense)
Interest income	6,890	6,559	16,066	10,572
Loss on disposal of property and equipment	-	-	-	(329)
Total other income	6,890	6,559	16,066	10,243

Income before provision for income taxes	80,725	212,665	146,797	374,654
Provision for income taxes	22,187	57,421	40,609	101,292
Net income	$58,538	$155,244	$106,188	$273,362

Basic and diluted income per common share
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520	34,505,520	34,505,520
Diluted	34,505,520	34,505,520	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	34,505,520	$34,506	$62,865	$2,482,986	$2,580,357
Net income	-	-	-	47,650	47,650
Balance - March 31, 2024	34,505,520	34,506	62,865	2,530,636	2,628,007
Net income	-	-	-	58,538	58,538
Balance - June 30, 2024	34,505,520	$34,506	$62,865	$2,589,174	$2,686,545

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2022	34,505,520	$34,506	$62,865	$2,583,305	$2,680,676
Net income	-	-	-	118,118	118,118
Balance - March 31, 2023	34,505,520	34,506	62,865	2,701,423	2,798,794
Net income	-	-	-	155,244	155,244
Balance - June 30, 2023	34,505,520	$34,506	$62,865	$2,856,667	$2,954,038

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net income	$106,188	$273,362
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,655	7,653
Loss on disposal of property and equipment	-	329
Deferred tax	39,358	437
Changes in operating assets and liabilities:
Accounts receivable	35,029	(426,226)
Unbilled receivables	(519,533)	(287,882)
Prepaid expenses and other current assets	(11,525)	(11,988)
Accounts payable and accrued expenses	(137,111)	27,239
Accounts payable and accrued expenses, related party	100,000	-
Unearned revenues	(61,800)	(100,484)
Net cash used in operating activities	(442,739)	(517,560)

Cash flows from investing activities:
Proceeds from sale of equipment	-	1,200
Purchase of property and equipment	-	(6,828)
Net cash used in investing activities	-	(5,628)

Net change in cash	(442,739)	(523,188)
Cash, beginning of period	1,137,010	1,712,771
Cash, end of period	$694,271	$1,189,583

Supplemental Cash Flow Information
Income taxes paid	$1,278	$100,855
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2023 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2024	2023
Cash	$187,103	$60,824
Money market funds	507,168	1,076,186
	$694,271	$1,137,010

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was approximately $257,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

 3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $54,000 for the three and six months ended June 30, 2024, respectively and $39,000 and $54,000 for the three and six months ended June 30, 2023, respectively (Note 5).

During the three and six months ended June 30, 2024, and 2023, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and six months ended June 30, 2024, aggregating $254,068 and $414,645, and for the three and six months ended June 30, 2023, aggregating $270,471 and $540,789, respectively. As of June 30, 2024, we owed $100,000 to our three majority stockholders for consulting services which is included in accounts payable and accrued expenses, related party on the consolidated balance sheets herein. The $100,000 was paid in full in July 2024. As of December 31, 2023, we owed $0 to our three majority stockholders.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Furniture, fixtures and office equipment	$93,135	$93,135
Less: accumulated depreciation	(61,892)	(55,237)
Property and equipment, net	$31,243	$37,898

Depreciation expense for the three and six months ended June 30, 2024 were $3,158 and $6,655, respectively and for the three and six months ended June 30, 2023 were $3,778 and $7,653.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $54,000 for the three and six months ended June 30, 2024, respectively, and $39,000 and $54,000 for the three and six months ended June 30, 2023, respectively.

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

There were no unrecognized material tax benefits at June 30, 2024, and December 31, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of June 30, 2024, the Company has $913,593 of net operating loss carryforwards on tax basis, which is prepared on cash basis, that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2024, and December 31, 2023, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of June 30, 2024, and December 31, 2023.

Common Stock

As of June 30, 2024, and December 31, 2023, we were authorized to issue a total of 125,000,000 shares of common stock. As of June 30, 2024, and December 31, 2023, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the three and six months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock.

Dividends

During the three and six months ended June 30, 2024 and 2023, there were no dividends declared or paid.

Common Stock Options

During the three and six months ended June 30, 2024 and 2023, there were no stock options exercised or issued.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of June 30, 2024, and December 31, 2023.

9. Concentration of Credit Risk and Major Customers

For the three months ended June 30, 2024, three customers represented approximately 43%, 35% and 13%, respectively, of our total revenues. For the six months ended June 30, 2024, three customers represented approximately 45%, 31% and 16%, respectively, of our total revenues.

For the three months ended June 30, 2023, three customers represented approximately 43%, 42% and 14%, respectively, of our total revenues. For the six months ended June 30, 2023, three customers represented approximately 43%, 39% and 18%, respectively, of our total revenues.

As of June 30, 2024, three customers represented approximately 54%, 33% and 13%, respectively of our outstanding accounts receivable and unbilled receivables.

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

Results of Operations

Three Months Ended June 30, 2024 vs. June 30, 2023

	Three Months Ended
	June 30,
	2024	2023	Change	%
Revenues	$806,027	$1,319,337	$(513,310)	(38.9)%
Cost of revenues	261,257	533,278	(272,021)	(51.0)%
Gross Profit	544,770	786,059	(241,289)	(30.7)%
Operating expenses
Management consulting	206,975	210,725	(3,750)	(1.8)%
Professional fees	27,573	(787)	28,360	(3,603.6)%
Wages and benefits	156,408	204,585	(48,177)	(23.5)%
General and administrative	79,979	165,430	(85,451)	(51.7)%
Total operating expenses	470,935	579,953	(109,018)	(18.8)%
Income from operations	73,835	206,106	(132,271)	(64.2)%
Other income
Interest income	6,890	6,559	331	5.0%
Total other income	6,890	6,559	331	5.0%
Income before provision for income taxes	$80,725	$212,665	$(131,940)	(62.0)%

Revenues

Revenues for the three months ended June 30, 2024 were $806,027 as compared with $1,319,337 for the comparable prior year period, a decrease of $513,310 or 39%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statements of work for upcoming projects of which we have approximately $2.3 million in our backlog.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $544,770 or 68% of revenues, compared with $786,059 or 60% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects in the current period. The increase in gross margin percentage is primarily a result of more productivity and the Company having more projects with lower direct expenses in the three months ended June 30, 2024, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 were $470,935 as compared with $579,953 for the comparable prior year period, a decrease of $109,018 or 19%. The decrease was primarily a result of a decrease in mergers and acquisition expenses of $63,778. The distribution to management decreased by $3,750, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. In addition, professional fees (including public company expenses) increased by $28,360. Professional fees for the three months ended June 30, 2023 included a reclass of expenses to mergers and acquisitions of $23,800. Salaries and wages decreased by $48,177 due to employee turnover.

Income from Operations

Income from operations was $73,835 for the three months ended June 30, 2024 as compared to an income of $206,106 for the comparable prior year period. The decrease in income from operations of $132,271 was primarily related to decreased revenue recognized by $513,310.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2024 was an income of $6,890 as compared to an income of $6,559 for the comparable prior year period.  The income was primarily due to interest income.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2024 was $80,725 as compared to $212,665 for the comparable prior year period. The decrease was primarily due to decreased gross profit, offset by the decrease of operating expenses.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2024 was $22,187 as compared to a provision of $57,421 for the comparable prior year period.  The decrease in provision for income taxes is primarily a result of decreased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Six Months Ended June 30, 2024 vs. June 30, 2023

	Six Months Ended
	June 30,
	2024	2023	Change	%
Revenues	$1,610,927	$2,456,295	$(845,368)	(34.4)%
Cost of revenues	578,043	958,419	(380,376)	(39.7)%
Gross Profit	1,032,884	1,497,876	(464,992)	(31.0)%
Operating expenses
Management consulting	307,700	421,350	(113,650)	(27.0)%
Professional fees	71,677	66,396	5,281	8.0%
Wages and benefits	351,131	391,529	(40,398)	(10.3)%
General and administrative	171,645	254,190	(82,545)	(32.5)%
Total operating expenses	902,153	1,133,465	(231,312)	(20.4)%
Income from operations	130,731	364,411	(233,680)	(64.1)%
Other income (expense)
Interest income	16,066	10,572	5,494	52.0%
Loss on disposal of property and equipment	-	(329)	329	(100.0)%
Total other income	16,066	10,243	5,823	56.8%
Income before provision for income taxes	$146,797	$374,654	$(227,857)	(60.8)%

Revenues

Revenues for the six months ended June 30, 2024 were $1,610,927 as compared with $2,456,295 for the comparable prior year period, a decrease of $845,368 or 34%. The decrease is attributable to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statements of work for upcoming projects of which we have approximately $2.3 million in our backlog.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $1,032,884 or 64% of revenues, compared with $1,497,876 or 61% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects completing in the current period. The increase in gross margin percentage is primarily a result of more productivity and the Company having more projects with lower direct expenses in the six months ended June 30, 2024, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024 were $902,153 as compared with $1,133,465 for the comparable prior year period, a decrease of $231,312 or 20%. The decrease was primarily a result of a decrease in management consulting expense of $113,650 and mergers and acquisition expenses of $79,994. The distribution to management decreased by $113,650, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. In addition, professional fees (including public company expenses) increased by $5,281. Professional fees for the six months ended June 30, 2023 included a reclass of expenses to mergers and acquisitions of $45,177. Salaries and wages decreased by $40,398 due to employee turnover.

Income from Operations

Income from operations was $130,731 for the six months ended June 30, 2024 as compared to an income of $364,411 for the comparable prior year period. The decrease in income from operations of $233,680 was primarily related to decreased revenue recognized by $845,368.

Other Income and Expense, Net

Other income and expense, net for the six months ended June 30, 2024 was an income of $16,066 as compared to an income of $10,243 for the comparable prior year period.  The income was primarily due to interest income, offset by the loss on disposal of property and equipment in the same period last year.

Income Before Provision for Income Taxes

Income before provision for income taxes for the six months ended June 30, 2024 was $146,797 as compared to $374,654 for the comparable prior year period. The decrease was primarily due to decreased gross profit, offset by the decrease in operating expenses.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2024 was $40,609 as compared to a provision of $101,292 for the comparable prior year period.  The decrease in provision for income taxes is primarily a result of decreased revenues. Provision for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	June 30,	December 31,
	2024	2023	Change	%
Cash and cash equivalents	$694,271	$1,137,010	$(442,739)	(38.9)%

Current assets	$3,153,756	$3,100,466	$53,290	1.7%
Current liabilities	$235,405	$334,316	$(98,911)	(29.6)%
Working capital	$2,918,351	$2,766,150	$152,201	5.5%

As of June 30, 2024, we had cash and cash equivalents of $694,271, a decrease of $442,739, or 39% when compared with a balance of $1,137,010 as of December 31, 2023.

	Six Months Ended
	June 30,	June 30,
	2024	2023	Change	%
Cash used in operating activities	$(442,739)	$(517,560)	$74,821	(14.5)%
Cash used in investing activities	$-	$(5,628)	$5,628	(100.0)%
Net Change in Cash During Period	$(442,739)	$(523,188)	$80,449	(15.4)%

During the six months ended June 30, 2024, $442,739 was used in operating activities as compared with net cash used in operating activities of $517,560 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net income of $106,188, depreciation expense of $6,655, change of deferred tax of $39,358 and changes in current assets and liabilities of $594,940.

During the six months ended June 30, 2023, $517,560 was used in operating activities, which was a result of the net income of $273,362, depreciation expense of $7,653, loss on disposal of equipment of $329, change of deferred tax of $437 and changes in current assets and liabilities of $799,341.

During the six months ended June 30, 2024 and 2023 we purchased $0 and $6,828 in computer equipment, respectively. During the six months ended June 30, 2023, the Company also received $1,200 in an insurance payout on equipment.

During the six months ended June 30, 2024 and 2023, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of June 30, 2024, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.

Date: August 14, 2024	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

