Form 10-Q
period 2024-09-30
MASTERMIND, INC.
filed 2024-11-08
CIK 1088638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 34,505,520 shares of the registrant’s Common Stock outstanding.

Mastermind, Inc.

Form 10-Q

Mastermind, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$510,541	$1,137,010
Accounts receivable	158,164	254,329
Unbilled receivables	2,093,490	1,679,929
Prepaid expenses and other current assets	30,274	29,198
Total Current Assets	2,792,469	3,100,466

Property and equipment, net	28,242	37,898
TOTAL ASSETS	$2,820,711	$3,138,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,949	$213,120
Unearned revenues	59,955	121,196
Total Current Liabilities	172,904	334,316

Deferred tax liabilities	184,940	223,691
Total Liabilities	357,844	558,007

Stockholders' Equity
Preferred stock: 1,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 125,000,000 shares authorized; $0.001 par value; 34,505,520 shares issued and outstanding	34,506	34,506
Additional paid in capital	62,865	62,865
Retained earnings	2,365,496	2,482,986
Total Stockholders' Equity	2,462,867	2,580,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,820,711	$3,138,364

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$267,345	$1,208,758	$1,878,272	$3,665,053
Cost of revenues	222,867	446,843	800,910	1,405,262
Gross profit	44,478	761,915	1,077,362	2,259,791

Operating Expenses:
Management consulting	108,225	220,725	415,925	642,075
Professional fees	22,449	87,485	94,126	153,881
Wages and benefits	141,766	202,068	492,897	593,597
General and administrative	80,508	90,114	252,153	344,304
Total Operating Expenses	352,948	600,392	1,255,101	1,733,857
Income (loss) from operations	(308,470)	161,523	(177,739)	525,934

Other Income (Expense)
Interest income	5,432	16,267	21,498	26,839
Loss on disposal of property and equipment	-	-	-	(329)
Total other income	5,432	16,267	21,498	26,510

Income (loss) before provision (benefit) for income taxes	(303,038)	177,790	(156,241)	552,444
Provision (benefit) for income taxes	(79,360)	48,193	(38,751)	149,485
Net income (loss)	$(223,678)	$129,597	$(117,490)	$402,959

Basic and diluted income (loss) per common share
Basic	$(0.01)	$0.00	$(0.00)	$0.01
Diluted	$(0.01)	$0.00	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	34,505,520	34,505,520	34,505,520	34,505,520
Diluted	34,505,520	34,505,520	34,505,520	34,505,520

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	34,505,520	$34,506	$62,865	$2,482,986	$2,580,357
Net income	-	-	-	47,650	47,650
Balance - March 31, 2024	34,505,520	34,506	62,865	2,530,636	2,628,007
Net income	-	-	-	58,538	58,538
Balance - June 30, 2024	34,505,520	34,506	62,865	2,589,174	2,686,545
Net loss	-	-	-	(223,678)	(223,678)
Balance - September 30, 2024	34,505,520	$34,506	$62,865	$2,365,496	$2,462,867

	Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2022	34,505,520	$34,506	$62,865	$2,583,305	$2,680,676
Net income	-	-	-	118,118	118,118
Balance - March 31, 2023	34,505,520	34,506	62,865	2,701,423	2,798,794
Net income	-	-	-	155,244	155,244
Balance - June 30, 2023	34,505,520	34,506	62,865	2,856,667	$2,954,038
Net income	-	-	-	129,597	129,597
Balance - September 30, 2023	34,505,520	$34,506	$62,865	$2,986,264	$3,083,635

The accompanying notes are an integral part of these consolidated financial statements

Mastermind, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(117,490)	$402,959
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,656	11,288
Loss on disposal of property and equipment	-	329
Deferred tax	(38,751)	48,630
Changes in operating assets and liabilities:
Accounts receivable	96,165	(239,201)
Unbilled receivables	(413,561)	(492,434)
Income tax receivable	-	77,477
Prepaid expenses and other current assets	(1,076)	(80,392)
Accounts payable and accrued expenses	(100,171)	199,816
Unearned revenues	(61,241)	(238,719)
Net cash used in operating activities	(626,469)	(310,247)

Cash flows from investing activities:
Proceeds from sale of equipment	-	1,200
Purchase of property and equipment	-	(8,646)
Net cash used in investing activities	-	(7,446)

Net change in cash	(626,469)	(317,693)
Cash, beginning of period	1,137,010	1,712,771
Cash, end of period	$510,541	$1,395,078

Supplemental Cash Flow Information
Income taxes paid (net of refunded)	$1,278	$23,378
Interest paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024, may not necessarily be indicative of results that may be expected for any succeeding period or for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2023 as filed with the Securities and Exchange Commission.

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

There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. We have taken the initiative to protect funds by investing into a money market fund that holds highly liquid short-term investments managed by the bank. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2024	2023
Cash	$107,991	$60,824
Money market funds	402,550	1,076,186
	$510,541	$1,137,010

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was approximately $153,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

 3. Related Party Transactions

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $81,000 for the three and nine months ended September 30, 2024, respectively and $27,000 and $81,000 for the three and nine months ended September 30, 2023, respectively (Note 5).

During the three and nine months ended September 30, 2024, and 2023, we made payments to our three members pursuant to the terms of our operating agreement, as amended, for services rendered to us. The Company recorded expenses to our three members during the three and nine months ended September 30, 2024, aggregating $157,681 and $572,326, and for the three and nine months ended September 30, 2023, aggregating $280,577 and $821,366, respectively. As of September 30, 2024 and December 31, 2023 we owed $0 to our three majority stockholders.

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Furniture, fixtures and office equipment	$93,135	$93,135
Less: accumulated depreciation	(64,893)	(55,237)
Property and equipment, net	$28,242	$37,898

Depreciation expense for the three and nine months ended September 30, 2024 were $3,001 and $9,656, respectively and for the three and nine months ended September 30, 2023 were $3,635 and $11,288.

5. Licensing Agreements

On January 3, 2012, we entered into a perpetual license agreement (the “Perpetual License”) with Mastermind Marketing, Inc. (the “Licensor”), which provides for licenses of trademarks, internet domains, and certain intellectual property as defined in the Perpetual License. The Licensor is one of our members and its chief executive officer is also our chief executive officer. The Perpetual License, which may be terminated at any time by either party, is effective January 3, 2012 and provides for aggregate cash payments of $2,100,000 over the calendar years from 2019 through 2039 with no further payments required after December 31, 2039. The Company has recorded amortized expenses related to the license of $27,000 and $81,000 for the three and nine months ended September 30, 2024, respectively, and $27,000 and $81,000 for the three and nine months ended September 30, 2023, respectively.

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

There were no unrecognized material tax benefits at September 30, 2024, and December 31, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

As of September 30, 2024, the Company has $1,098,574 of net operating loss carryforwards on tax basis, which is prepared on cash basis, that are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2024, and December 31, 2023, we were authorized to issue a total 1,000,000 shares of preferred stock. There were no shares of Preferred Stock issued or outstanding as of September 30, 2024, and December 31, 2023.

Common Stock

As of September 30, 2024, and December 31, 2023, we were authorized to issue a total of 125,000,000 shares of common stock. As of September 30, 2024, and December 31, 2023, there were 34,505,520 shares of common stock issued and outstanding, respectively.

During the three and nine months ended September 30, 2024 and 2023, the Company did not issue any shares of common stock.

Dividends

During the three and nine months ended September 30, 2024 and 2023, there were no dividends declared or paid.

Common Stock Options

During the three and nine months ended September 30, 2024 and 2023, there were no stock options exercised or issued.

A 2018 Equity Incentive Plan consisting of four million (4,000,000) shares of Common Stock was adopted by written consent of holders of 85% of the voting securities. No options or shares have been issued under this plan as of September 30, 2024, and December 31, 2023.

9. Concentration of Credit Risk and Major Customers

For the three months ended September 30, 2024, two customers represented approximately 52% and 42%, respectively, of our total revenues. For the nine months ended September 30, 2024, three customers represented approximately 46%, 33% and 14%, respectively, of our total revenues.

For the three months ended September 30, 2023, three customers represented approximately 37%, 37% and 24%, respectively, of our total revenues. For the nine months ended September 30, 2023, three customers represented approximately 41%, 34% and 24%, respectively, of our total revenues.

As of September 30, 2024, three customers represented approximately 58%, 33% and 9%, respectively of our outstanding accounts receivable and unbilled receivables.

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

Results of Operations

Three Months Ended September 30, 2024 vs. September 30, 2023

	Three Months Ended
	September 30,
	2024	2023	Change	%
Revenues	$267,345	$1,208,758	$(941,413)	(77.9%)
Cost of revenues	222,867	446,843	(223,976)	(50.1%)
Gross Profit	44,478	761,915	(717,437)	(94.2%)
Operating expenses
Management consulting	108,225	220,725	(112,500)	(51.0%)
Professional fees	22,449	87,485	(65,036)	(74.3%)
Wages and benefits	141,766	202,068	(60,302)	(29.8%)
General and administrative	80,508	90,114	(9,606)	(10.7%)
Total operating expenses	352,948	600,392	(247,444)	(41.2%)
Income (loss) from operations	(308,470)	161,523	(469,993)	(291.0%)
Other income
Interest income	5,432	16,267	(10,835)	(66.6%)
Total other income	5,432	16,267	(10,835)	(66.6%)
Income (loss) before provision (benefit) for income taxes	$(303,038)	$177,790	$(480,828)	(270.4%)

Revenues

Revenues for the three months ended September 30, 2024 were $267,345 as compared with $1,208,758 for the comparable prior year period, a decrease of $941,413 or 78%. The decrease is attributable to a delay in the execution of a significant initiative of a major client due to its reorganization and restructuring of the client, as well as the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statements of work for upcoming projects of which we have approximately $2.2 million in our backlog.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $44,478 or 17% of revenues, compared with $761,915 or 63% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the three months ended September 30, 2024, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024 were $352,948 as compared with $600,392 for the comparable prior year period, a decrease of $247,444 or 41%. The decrease was primarily a result of decreases in management consulting, professional fees, and wages and benefits of $112,500, $65,036 and $60,302, respectively.  The distribution to management decreased by $112,500, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. The decrease in professional fees (including public company expenses) of $65,036 is primarily related to reduced work regarding legal filings and merger related work. Salaries and wages decreased by $60,302 due to employee turnover.

Income (Loss) from Operations

Loss from operations was $308,470 for the three months ended September 30, 2024 as compared to an income of $161,523 for the comparable prior year period. The decrease in income from operations of $469,993 was primarily related to decreased revenue recognized by $941,413.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2024 was an income of $5,432 as compared to an income of $16,267 for the comparable prior year period.  The income was primarily due to interest income.

Income (Loss) Before Provision (Benefit) for Income Taxes

Loss before benefit from income taxes for the three months ended September 30, 2024 was $303,038 as compared to an income of $177,790 for the comparable prior year period. The decrease in income before taxes was primarily due to decreased revenue and gross profit, offset by the decrease in operating expenses.

Provision (Benefit) for Income Taxes

Benefit from income taxes for the three months ended September 30, 2024 was $79,360 as compared to a provision of $48,193 for the comparable prior year period.  The benefit from income taxes is primarily a result of decreased revenues. Provision (benefit) for income taxes is estimated quarterly applying both federal and state tax rates.

Nine Months Ended September 30, 2024 vs. September 30, 2023

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Revenues	$1,878,272	$3,665,053	$(1,786,781)	(48.8%)
Cost of revenues	800,910	1,405,262	(604,352)	(43.0%)
Gross Profit	1,077,362	2,259,791	(1,182,429)	(52.3%)
Operating expenses
Management consulting	415,925	642,075	(226,150)	(35.2%)
Professional fees	94,126	153,881	(59,755)	(38.8%)
Wages and benefits	492,897	593,597	(100,700)	(17.0%)
General and administrative	252,153	344,304	(92,151)	(26.8%)
Total operating expenses	1,255,101	1,733,857	(478,756)	(27.6%)
Income (loss) from operations	(177,739)	525,934	(703,673)	(133.8%)
Other income (expense)
Interest income	21,498	26,839	(5,341)	(19.9%)
Loss on disposal of property and equipment	-	(329)	329	(100.0%)
Total other income (expense)	21,498	26,510	(5,012)	(18.9%)
Income (loss) before provision (benefit) for income taxes	$(156,241)	$552,444	$(708,685)	(128.3%)

Revenues

Revenues for the nine months ended September 30, 2024 were $1,878,272 as compared with $3,665,053 for the comparable prior year period, a decrease of $1,786,781 or 49%. The decrease is attributable to a delay in the execution of a significant initiative of a major client due to its reorganization and restructuring of the client, as well as to the timing of project work being completed, and also the revenue being recognized for direct expenses (media, influencer fees, etc.) attributable to jobs. These fluctuations in work accomplished and revenue being recognized for direct expenses are normal occurrences in our business. During this period, the Company primarily worked on completing current projects while awaiting finalized client workorders and statements of work for upcoming projects of which we have approximately $2.2 million in our backlog.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $1,077,362 or 57% of revenues, compared with $2,259,791 or 62% of revenues, for the comparable prior year period. The decrease in gross profit dollars was due to lower revenues and customer projects completing in the current period. The decrease in gross margin percentage is primarily a result of the Company having more projects with higher direct expenses in the nine months ended September 30, 2024, compared to same period of last year. Outside services as they related to client projects, will fluctuate based on client work being performed. Direct cost includes expenses for media, sponsorship fees, etc. Gross profit will fluctuate from year to year based on the types of work assigned to the Company by its clients.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 were $1,255,101 as compared with $1,733,857 for the comparable prior year period, a decrease of $478,756 or 27.6%. The decrease was primarily a result of a decrease in management consulting expense of $226,150 and mergers and acquisition expenses of $79,441. Mergers and acquisition expenses for the nine months ended September 30, 2023 included a reclass of expenses from professional fees of $45,177. The distribution to management decreased by $226,150, which is usually decided based on a combination of the Company’s operation results and performance of the Company’s management group and their respective member companies. In addition, professional fees (including public company expenses) decreased by $59,755. Salaries and wages decreased by $100,700 due to employee turnover.

Income (Loss) from Operations

Loss from operations was $177,739 for the nine months ended September 30, 2024 as compared to an income of $525,934 for the comparable prior year period. The decrease in income from operations of $703,673 was primarily related to decreased revenue recognized by $1,786,781.

Other Income and Expense, Net

Other income and expense, net for the nine months ended September 30, 2024 was an income of $21,498 as compared to an income of $26,510 for the comparable prior year period.  The income was primarily due to interest income, offset by the loss on disposal of property and equipment in the same period last year.

Income (Loss) Before Provision (Benefit) for Income Taxes

Loss before benefit from income taxes for the nine months ended September 30, 2024 was $156,241 as compared to an income of $552,444 for the comparable prior year period. The decrease in income before taxes was primarily due to decreased revenue and gross profit, offset by the decrease in operating expenses.

Provision (Benefit) for Income Taxes

Benefit from income taxes for the nine months ended September 30, 2024 was $38,751 as compared to a provision of $149,485 for the comparable prior year period.  The benefit from income taxes is primarily a result of decreased revenues. Provision (benefit) for income taxes is estimated quarterly applying both federal and state tax rates.

Liquidity and Capital Resources

	September 30,	December 31,
	2024	2023	Change	%
Cash and cash equivalents	$510,541	$1,137,010	$(626,469)	(55.1%)

Current assets	$2,792,469	$3,100,466	$(307,997)	(9.9%)
Current liabilities	$172,904	$334,316	$(161,412)	(48.3%)
Working capital	$2,619,565	$2,766,150	$(146,585)	(5.3%)

As of September 30, 2024, we had cash and cash equivalents of $510,541, a decrease of $626,469, or 55% when compared with a balance of $1,137,010 as of December 31, 2023.

	Nine Months Ended
	September 30,	September 30,
	2024	2023	Change	%
Cash used in operating activities	$(626,469)	$(310,247)	$(316,222)	101.9%
Cash used in investing activities	$-	$(7,446)	$7,446	(100.0%)
Net Change in Cash During Period	$(626,469)	$(317,693)	$(308,776)	97.2%

During the nine months ended September 30, 2024, $626,469 was used in operating activities as compared with net cash used in operating activities of $310,247 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; costs incurred in connection with performance on client projects; material, management consulting and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from clients in connection with the performance on contractually agreed-upon projects. Net cash flows from operating activities for the current period were a result of the net loss of $117,490, depreciation expense of $9,656, change of deferred tax of $38,751 and changes in current assets and liabilities of $479,884.

During the nine months ended September 30, 2023, $310,247 was used in operating activities, which was a result of the net income of $402,959, depreciation expense of $11,288, loss on disposal of equipment of $329, change of deferred tax of $48,630 and changes in current assets and liabilities of $773,453.

During the nine months ended September 30, 2024 and 2023 we purchased $0 and $8,646 in computer equipment, respectively. During the nine months ended September 30, 2023, the Company also received $1,200 in an insurance payout on equipment.

During the nine months ended September 30, 2024 and 2023, the Company did not have any cash flow activity from financing activities.

The ability to attract additional capital investments for more rapid expansion in the future will depend on many factors, including the availability of credit, rate of revenue growth, ability to acquire new client opportunities, the timing of new service product introductions and enhancements to existing services/products, and the opportunities to acquire complimentary businesses that may be made available to us from time-to-time. We believe that as of September 30, 2024, our cash position and cash flows from our operations will be sufficient to fund our working capital and planned strategic activities, excluding acquisitions, if any, for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Mastermind, Inc.

Date: November 8, 2024	By:	/s/ Daniel A. Dodson
Daniel A. Dodson Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

